Form 10-Q
period 1996-03-31
AMERINST INSURANCE GROUP INC
filed 1996-05-15
CIK 822615

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


     [X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the Quarterly period ended MARCH 31, 1996.

     [ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the transition period from_____________________ to ___________________.

                         Commission file number 0-17676
                                                -------


                         AMERINST INSURANCE GROUP, INC.
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)


DELAWARE                                               52-1534560
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

1751 W. 47th Street, Chicago, Illinois                 60609
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:        (312) 523-4416

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          [X] YES               [ ] NO

Number of shares of commons stock outstanding:

        Number outstanding
     Class                                      as of May 3, 1996
     -----                                      -----------------
$0.01 par value common                                334,640

                        AMERINST INSURANCE GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                  As of         As of
                                                                March 31,    December 31,
                                                                   1996          1995
                                                               ------------  ------------
ASSETS                                                         (Unaudited)

INVESTMENTS
 Fixed maturity investments, at market value.................  $38,755,479    $35,114,791
 Short-term investments, at market value.....................      367,569      2,734,633
 Mutual fund shares, at market value.........................                   1,250,378
                                                               -----------    -----------

     TOTAL INVESTMENTS.......................................   39,123,048     39,099,802


 Cash........................................................    1,035,577      1,070,639
 Assumed reinsurance premiums receivable.....................      809,271      1,126,426
 Reinsurance recoveries receivable...........................    3,025,028      3,159,561
 Accrued investment income...................................      588,106        440,567
 Deferred policy acquisition costs...........................      691,466        562,475
 Deferred income tax asset...................................    1,149,174        732,964
 Income tax refunds receivable...............................      268,278        396,992
 Prepaid expenses and other assets...........................       70,438         80,250
                                                               -----------    -----------
     TOTAL ASSETS............................................  $46,760,386    $46,669,676
                                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Unpaid losses and loss adjustment expenses..................  $22,127,531    $21,789,036
 Unearned premiums...........................................    2,458,270      2,095,462
 Reinsurance balances payable................................    3,054,262      3,235,492
 Accrued expenses and other liabilities......................      449,407        489,893
                                                               -----------    -----------

      TOTAL LIABILITIES......................................   28,089,470     27,609,883
                                                               -----------    -----------

STOCKHOLDERS' EQUITY

 Common stock, $.01 par value, 2,000,000 shares authorized:
      1996: 334,640 issued and outstanding
      1995: 334,872 issued and outstanding...................        3,346          3,349
 Additional paid-in capital..................................    7,203,985      7,206,283
 Retained earnings...........................................   11,314,987     11,274,797
 Unrealized gains on investments, net of tax.................      148,598        575,364
                                                               -----------    -----------

      TOTAL STOCKHOLDERS' EQUITY.............................   18,670,916     19,059,793
                                                               -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $46,760,386    $46,669,676
                                                               ===========    ===========




See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (Unaudited)





                                                 Three Months   Three Months
                                                     Ended          Ended
                                                   March 31,      March 31,
                                                 -------------  -------------
                                                     1996           1995
                                                 -------------  -------------

REVENUE
 Premiums earned...............................   $ 1,177,029     $1,235,403
 Net investment income.........................       634,786        630,408
 Net realized capital gain (loss)..............       169,422        (82,855)
                                                  -----------     ----------

     Total revenue.............................     1,981,237      1,782,956

LOSSES AND EXPENSES
 Losses and loss adjustment expense............     1,086,821      1,296,995
 Policy acquisition costs......................       309,738        265,718
 Operating and management expenses.............       220,293        209,309
                                                  -----------     ----------

     Total losses and expenses.................     1,616,852      1,772,022
                                                  -----------     ----------

Income before income taxes.....................       364,385         10,934
 Provision for income taxes....................       103,821         16,920
                                                  -----------     ----------

NET INCOME (LOSS)..............................   $   260,564     $   (5,986)
                                                  ===========     ==========


RETAINED EARNINGS, BEGINNING OF PERIOD.........   $11,274,797     $8,635,931
Net income (loss)..............................       260,564         (5,986)
Dividends paid.................................      (217,607)
Excess of purchase price on stock redemptions..        (2,767)
                                                  -----------

RETAINED EARNINGS, END OF PERIOD...............   $11,314,987     $8,629,945
                                                  ===========     ==========


Per common share data
Net income.....................................         $0.78         $(0.02)
                                                  ===========     ==========

Dividends paid.................................         $0.65     $        -
                                                  ===========     ==========

 Weighted average number of shares
   outstanding for the entire period...........       334,773        336,562
                                                  ===========     ==========


See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)





                                                      Three Months   Three Months
                                                          Ended          Ended
                                                        March 31,      March 31,
                                                          1996           1995
                                                      -------------  -------------

OPERATING ACTIVITIES
Net Cash Provided (Used) by Operating Activities....   $   693,782    $(3,297,893)
                                                       -----------    -----------

INVESTING ACTIVITIES
 Purchases of investments...........................    (4,803,315)      (921,729)
 Proceeds from sales and maturities of investments..     1,930,082      4,862,790
 Net sales of short term investments................     2,367,064
                                                       -----------    -----------

Net Cash Provided (Used) by Investing Activities....      (506,169)     3,941,061
                                                       -----------    -----------

FINANCING ACTIVITIES
 Redemption of shares...............................        (5,068)       (42,550)
 Dividends paid.....................................      (217,607)
                                                       -----------    -----------

Net Cash Provided (Used) by Financing Activities....      (222,675)       (42,550)
                                                       -----------    -----------

INCREASE (DECREASE) IN CASH.........................   $   (35,062)   $  (685,718)
                                                       ===========    ===========


See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 1996

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 1995 and notes thereto, included in the Registrant's annual report as of that date. Certain prior period amounts have been reclassified to conform with current period presentations.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATIONS

Net income for the first quarter of 1996 increased to $260,564 from a loss of $(5,986) for the same period in 1995. This increase resulted from improvements in both underwriting results and investment results.

While earned premiums declined 5% from the first quarter of 1995 due to a continued competitive Accountants Professional Liability Insurance market, and policy acquisition costs increased 16% due to a contractual increase effective August 1, 1995, these changes were offset by a reduction in the loss ratio to 92% from 105%. Losses incurred do not reflect any development of prior year reserves. The loss ratio of 92% represents the effective rate selected by management in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. These fluctuations combined to result in a net underwriting loss of $(439,824) for the period as compared to $(533,619) for the same period in 1995.

Investment yield remained consistent with recent prior periods at 6.5%, however sales of securities during the quarter resulted in realized capital gains of $169,422 as compared to losses of $(82,855) in the first quarter of 1995. In the prior year period the Company made a tax payment of $3,500,000, necessitating the sale of several fixed maturity investments. Investments selected were those generating a capital loss in order to obtain the benefit of tax loss carrybacks. In the first quarter of 1996, the Company retained an equity manager for the purpose of investing $2,000,000 in equities. Upon the advice of the equity manager, $1,250,000 held in mutual funds as of December 31, 1995 were liquidated which resulted in the gain.

AMERINST INSURANCE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-
(Continued)

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 1996, 99% of investments were in fixed maturities other than short-term investments. As discussed above, management has appointed a new equity manager, and transferred approximately $2,000,000 or 5% of total investments to an equity portfolio during the second quarter. The balance of cash remained stable, as did the ratio of cash and invested assets to total liabilities, which was 1.43 to 1, compared to a ratio of 1.45 to 1 at March 31, 1995.

Deferred policy acquisition costs, representing the deferral of ceding commissions expense related to premiums not yet earned, increased from December 31, 1995 with the increase in unearned premiums and an increase in the ceding commission rate from 21.5% to 28.5% which became effective August 1, 1995.

The Registrant paid its third consecutive quarterly dividend of $0.65 per share during the first quarter of 1996.

AMERINST INSURANCE GROUP, INC.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

       (a)        Exhibits

       See Index to Exhibits immediately following the signature page.


       (b)       Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         AMERINST INSURANCE GROUP, INC.
                         ------------------------------
                                  (Registrant)



May 10, 1996  /s/ Bruce W. Breitweiser
              --------------------------------------------------
              Bruce W. Breitweiser
              (Vice President and acting Chief Financial Officer,
              duly authorized to sign this Report in such
              capacity and on behalf of the Registrant.)

AMERINST INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit
Number    Description
- - ------    -----------

3(i)      Certificate of Incorporation of the Company (1)
3(ii)     Bylaws of the Company (1)
4         Article Fourth of Certificate of Incorporation -- included in Exhibit
          3(i) above
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4) and 1995 placement slip (5)
10.5 Revised Management Agreement between USA Risk Group (USARG) and AIIC dated July 1, 1994 (5)
10.6 Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7 Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)
27        Financial Data Schedule (filed herewith)

- - -----------

(1) Filed with the Company's Registration Statement on Form S-1, Registration No. 33-17421 and incorporated herein by reference.

(2) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

(3) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(4) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(5) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.