Form 10-Q
period 1996-06-30
AMERINST INSURANCE GROUP INC
filed 1996-08-14
CIK 822615

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


     [X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

          For the Quarterly period ended JUNE 30, 1996

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

                          [X] YES               [ ] NO

Number of shares of common stock outstanding:

                                                           Number outstanding
     Class                                                as of August 10, 1996
     -----                                                ---------------------

$0.01 par value common                                            334,504

                        AMERINST INSURANCE GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)




                                                                As of         As of
                                                               June 30,     December 31,
                                                                 1996          1995
                                                             ------------  ------------
                                                             (unaudited)
ASSETS
INVESTMENTS

 Fixed-maturity securities, at market......................  $35,545,154    $35,114,791
 Short-term investments at market..........................    1,749,862      2,734,633
 Mutual fund shares, at market.............................                   1,250,378
 Common stock, at market...................................    2,043,237
                                                             -----------     ----------

     Total investments.....................................   39,338,253     39,099,802

OTHER ASSETS

 Cash......................................................      631,458      1,070,639
 Balances due from reinsurers..............................        2,716      1,126,426
 Reinsurance recoverable on outstanding losses.............    2,976,675      3,159,561
 Accrued investment income.................................      519,235        440,567
 Deferred acquisition costs................................      602,101        562,475
 Deferred federal income taxes.............................    1,370,469        732,964
 Income tax refunds receivable.............................      675,703        396,992
 Other assets..............................................       81,705         80,250
                                                             -----------    -----------
     Total other assets....................................    6,860,062      7,569,874
                                                             -----------    -----------

     Total assets..........................................  $46,198,315    $46,669,676
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY


 Losses and loss adjustment expenses.......................  $22,245,239    $21,789,036
 Unearned premiums.........................................    2,112,635      2,095,462
 Reinsurance balances payable..............................    3,054,262      3,235,492
 Accrued liabilities.......................................      441,630        489,893
                                                             -----------    -----------

      Total liabilities....................................   27,853,766     27,609,883

STOCKHOLDERS' EQUITY

 Common stock, $1 par value, 2,000,000 shares authorized:
      1996: 334,590 issued and outstanding
      1995: 334,872 issued and outstanding.................        3,346          3,349
 Additional paid-in capital................................    7,200,483      7,206,283
 Retained earnings.........................................   11,112,569     11,274,797
 Unrealized investment gains, net of taxes.................       28,151        575,364
                                                             -----------    -----------

      Total stockholders' equity...........................   18,344,549     19,059,793
                                                             -----------    -----------

      Total liabilities and stockholders' equity...........  $46,198,315    $46,669,676
                                                             ===========    ===========




See the accompanying note to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (Unaudited)

                                                       Six Months     Six Months    Three Months    Three Months
                                                         Ended          Ended          Ended           Ended
                                                        June 30,       June 30,       June 30,        June 30,
                                                          1996           1995           1996            1995
                                                       -----------    ----------    ------------    ------------
Revenue
    Premiums earned ...............................    $ 2,457,001    $2,495,660    $ 1,279,972      $1,260,257
    Net investment income .........................      1,252,236     1,335,235        617,450         704,827
    Net realized capital gain (loss) ..............         39,265      (255,957)      (130,157)       (173,102)
                                                       -----------    ----------    -----------      ----------
        Total revenue .............................      3,748,502     3,574,938      1,767,265       1,791,982

Losses and expenses
    Losses and loss adjustment expenses ...........      2,248,717     2,433,170      1,161,896       1,136,175
    Commissions expense ...........................        665,269       536,591        355,531         270,873
    Other operating and management expenses .......        457,310       466,672        237,016         257,363
                                                       -----------    ----------    -----------      ----------
        Total losses and expenses .................      3,371,296     3,436,433      1,754,443       1,664,411
                                                       -----------    ----------    -----------      ----------

Income before income taxes ........................        377,206       138,505         12,822         127,571
    Provision for income taxes ....................         97,149        19,794         (6,672)          2,874
                                                       -----------    ----------    -----------      ----------
Net income ........................................    $   280,057    $  118,711    $    19,494      $  124,697
                                                       ===========    ==========    ===========      ==========

Retained earnings, beginning of period ............    $11,274,797    $8,635,931    $11,314,987      $8,629,945
Net income ........................................        280,057       118,711         19,494         124,697
Dividend paid .....................................       (435,123)                    (217,516)
Excess of purchase price on stock redemptions .....         (7,162)       (4,972)        (4,396)         (4,972)
                                                       -----------    ----------    -----------      ----------

Retained earnings, end of period ..................    $11,112,569    $8,749,670    $11,112,569      $8,749,670
                                                       ===========    ==========    ===========      ==========

Per common share data
Net income ........................................    $      0.84    $     0.35    $      0.06      $     0.37
                                                       ===========    ==========    ===========      ==========

Dividend paid .....................................    $      1.30    $    -        $      0.65      $    -
                                                       ===========    ==========    ===========      ==========

    Weighed average number of shares outstanding
      for the entire period .......................        334,703       335,972        334,773         335,378
                                                       ===========    ==========    ===========      ==========


 See the accompanying note to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Six Months     Six Months
                                                       Ended         Ended
                                                      June 30,      June 30,
                                                        1996          1995
                                                    -----------    -----------
Net Cash Provided (Used) by Operating Activities..  $  1,083,018   $ (1,265,064)
                                                    ------------   ------------

Investing Activities
 Proceeds from sales of investments...............    11,597,311     12,021,724
 Purchases of fixed-maturity securities...........   (13,656,195)   (10,662,275)
 Net purchases of short-term investments..........       984,770
                                                    ------------   ------------

Net Cash (Used) Provided by Investing Activities..    (1,074,114)     1,359,449

Financing Activities
 Redemption of shares.............................       (12,962)       (57,883)
 Shareholder dividend.............................      (435,123)             0
                                                    ------------   ------------

Net Cash Used by Financing Activities.............      (448,085)       (57,883)
                                                    ------------   ------------

Increase (decrease) in cash.......................  $   (439,181)  $     36,502
                                                    ============   ============




See the accompanying note to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, INC.

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 1996

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Three months ended June 30, 1996 compared to three months ended June 30, 1995:

Net income decreased by $105,203 from $124,697 in the second quarter of 1995 to $19,494 in the second quarter of 1996 due primarily to fluctuations in investment results. Net investment income for the quarter was $617,450, compared to $704,827 for same quarter of 1995. The second quarter 1996 net investment income represents an effective annualized yield of 6.3%, as compared to a yield of 7.2% for the second quarter of 1995. The 6.3% yield in the current period is trending downward slightly from the 6.5% yield recorded in recent quarters, as older higher-yielding investments mature and are replaced by lower yielding issues. The 7.2% yield in the second quarter of 1995 is skewed upward due to adjustments to accrued interest related to funds held by Virginia Surety which were tranferred to AmerInst during that quarter.

Capital losses of $(130,157) were realized during the second quarter of 1996 as a result of sales of some lower-yielding fixed-maturity securities for reinvestment in higher-yielding bonds and equities.

The net underwriting loss for the most recent quarter of $(474,471) exceeded the second quarter 1995 underwriting loss of $(404,154) primarily due to the contractual increase in commissions which became effective July 1, 1995.

AMERINST INSURANCE GROUP, INC.

Six months ended June 30, 1996 compared to six months ended June 30, 1995:

Net income increased to $280,057 from $118,711 due primarily to improved investment results in the first quarter of 1996. Investment yield for the six month period remained consistent with recent experience at approximately 6.5%. Sales of securities during the first six months of 1996 resulted in realized capital gains of $39,265 as compared to losses of $(255,957) in the same period in 1995. The 1996 net gain is the combination of a first quarter gain of $169,422, primarily realized as a result of the liquidation of the mutual fund portfolio, with a second quarter loss of $(130,157) as discussed above. In the first half of 1996, the Company retained an equity manager and invested $2,000,000 in equities which previously had been invested in fixed-maturity securities and mutual funds. In the first half of the prior year, the Company made a tax payment of $3,500,000, necessitating the sale of several fixed-maturity investments. Investments selected were those generating a capital loss in order to obtain the benefit of tax loss carrybacks.

Earned premiums for the first six months of 1996 declined by 2% from the same period of the prior year due to the continued competitive Accountants Professional Liability Insurance market. Policy acquisition costs increased by 23.9% due to the contractual increase in commission expenses from 21.5% to 28.5% effective July 1, 1995. These changes were offset by a reduction in the provisional loss ratio from 97% for 1995 business to 92% for 1996 business. The Company uses the provisional loss ratio applied to premiums assumed and earned to adjust its liability for losses and loss adjustment expenses during interim periods. The provisional loss ratio is determined by management in consultation with an independent consulting actuary and after consideration of the Company's historical loss experience and certain industry data. The Company does not record development of prior year reserves at interim reporting dates. These fluctuations combined to result in a net underwriting loss of $(914,295) for the period as compared to $(940,773) for the same period in 1995, a difference of $26,478 or 3%.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 1996, 90% of investments were in fixed-maturity securities other than short-term investments. As discussed above, management has appointed a new equity manager, and allocated approximately $2,000,000 or 5% of total investments to a new equity portfolio during the second quarter of 1996.

The balance due from reinsurers represents current assumed premiums receivable less commissions, losses and loss adjustment expenses payable to the fronting carriers. This balance decreased from $1,126,426 at December 31, 1995 to $2,716 at June 30, 1996 as a result of an increase in losses currently payable in comparison with premiums assumed.

The registrant paid its fourth consecutive quarterly dividend of $0.65 per share during the second quarter of 1996.

AMERINST INSURANCE GROUP, INC.

Item 4.  Submission of Matters to a Vote of Security-Holders.
- - -------------------------------------------------------------

     (a) The Company's Annual Meeting of Stockholders was held on May 20, 1996.

     (b) At said Annual Meeting, stockholders voted on the election of one director. The stockholders elected the member of the management slate in an uncontested election.

         Director                 Votes For       Votes Against or Withheld
         --------                 ---------       -------------------------

         Norman C. Batchelder     162,259                 30,707

         At said Annual Meeting, stockholders voted on three stockholder proposals:

         1) The proposal to request the Board to present at the 1997 Annual Meeting a report on methods by which the corporation might increase the liquidity of its shares. There were 187,106 votes in favor of the proposal and 5,860 shares against or withheld.

         2) The proposal to request the Board to take the necessary steps to amend the certificate of incorporation and bylaws to increase the number of directors from five to eleven. There were 81,119 votes in favor of the proposal and 111,847 shares against or withheld.

         3) The proposal to request the Board to take the necessary steps to sell the Company. There were 69,841 votes in favor of the proposal and 123,125 shares against or withheld.


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

     (a) Exhibits

         See Index to Exhibits immediately following the signature page.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1996.

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



                        AMERINST INSURANCE GROUP, INC.
                        ------------------------------
                                 (Registrant)



August 12, 1996 Bruce W. Breitweiser
                ----------------------------------
                (Vice President and Chief Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant.)

AMERINST INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit
Number    Description
- - ------    -----------

3(i)      Certificate of Incorporation of the Company (1)
3(ii)     Bylaws of the Company (1)
4         Article Fourth of Certificate of Incorporation -- included in Exhibit
          3(i) above
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4) and 1995 placement slip (5)
10.5 Revised Management Agreement between USA Risk Group (USARG) and AIIC dated July 1, 1994 (5)
10.6 Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7 Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)
27        Financial Data Schedule (filed herewith)
- - -----------------------

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