Form 10-Q
period 1996-09-30
AMERINST INSURANCE GROUP INC
filed 1996-11-13
CIK 822615

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


     [X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

          For the Quarterly period ended SEPTEMBER 30, 1996

                                       OR
     [ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the transition period from_________________ to _______________.

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

                          [X] YES               [ ] NO

Number of shares of common stock outstanding:

                                 Number outstanding
     Class                     as of October 11, 1996
     -----                     ----------------------

$0.01 par value common                  334,233

                        AMERINST INSURANCE GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                   As of           As of
                                                               September 30,    December 31,
                                                                    1996            1995
                                                               --------------   ------------
                                                                (unaudited)
ASSETS
INVESTMENTS

  Fixed-maturity securities, at market........................    $34,317,511    $35,114,791
  Short-term investments at market............................      2,922,684      2,734,633
  Equity investments held for sale at market..................      2,090,688
  Mutual fund shares at market value..........................                     1,250,378
                                                                                 -----------

      Total investments.......................................     39,330,883     39,099,802

OTHER ASSETS

  Cash........................................................        363,292      1,070,639
  Assumed Reinsurance Premiums Receivable.....................        508,775      1,126,426
  Reinsurance recoverable on outstanding losses...............      2,743,475      3,159,561
  Income tax refunds receivable...............................        466,001        396,992
  Accrued investment income...................................        541,212        440,567
  Deferred federal income taxes...............................      1,460,323        732,964
  Deferred acquisition costs..................................        545,430        562,475
  Other assets................................................         91,725         80,250
                                                                  -----------    -----------
      Total other assets......................................      6,720,233      7,569,874
                                                                  -----------    -----------

      Total assets............................................    $46,051,116    $46,669,676
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES

  Reserves for unpaid losses and loss adjustment expenses.....    $22,086,930    $21,789,036
  Unearned premium reserves...................................      1,913,789      2,095,462
  Reinsurance balances payable................................      3,170,170      3,235,492
  Accrued liabilities.........................................        453,634        489,893
                                                                  -----------    -----------

      Total liabilities.......................................     27,624,523     27,609,883

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value, 2,000,000 shares authorized:
      1996: 334,252 issued and outstanding
      1995: 334,872 issued and outstanding....................          3,343          3,349
  Additional paid-in capital..................................      7,197,085      7,206,283
  Retained earnings...........................................     11,044,095     11,274,797
  Unrealized investment gains, net of taxes...................        182,070        575,364
                                                                  -----------    -----------

      Total stockholders' equity..............................     18,426,593     19,059,793
                                                                  -----------    -----------

      Total liabilities and stockholders' equity..............    $46,051,116    $46,669,676
                                                                  ===========    ===========




See the accompanying note to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (Unaudited)



                                                  Nine Months     Nine Months     Three Months    Three Months
                                                     Ended           Ended           Ended           Ended
                                                 September 30,   September 30,   September 30,   September 30,
                                                      1996            1995            1996            1995
                                                 -------------   -------------   -------------   -------------

Revenue
  Premiums earned...............................   $ 3,622,382     $ 4,543,259     $ 1,165,381     $ 2,047,599
  Net investment income.........................     1,849,630       1,958,927         597,394         623,692
  Net realized capital gain (loss)..............        12,750        (301,419)        (26,515)        (45,462)
                                                   -----------     -----------     -----------     -----------
      Total revenue.............................     5,484,762       6,200,767       1,736,260       2,625,829

Losses and expenses
  Losses and loss adjustment expenses...........     3,297,379         881,950       1,048,662      (1,551,220)
  Commissions expense...........................       997,544         800,111         332,275         263,520
  Other operating and management expenses.......       629,465         656,619         172,155         189,947
                                                   -----------     -----------     -----------     -----------
      Total losses and expenses.................     4,924,388       2,338,680       1,553,092      (1,097,753)
                                                   -----------     -----------     -----------     -----------

Income before income taxes......................       560,374       3,862,087         183,168       3,723,582
  Provision for income taxes....................       127,217       1,324,927          30,068       1,305,133
                                                   -----------     -----------     -----------     -----------
Net income......................................   $   433,157     $ 2,537,160     $   153,100     $ 2,418,449
                                                   ===========     ===========     ===========     ===========

Retained earnings, beginning of period..........   $11,274,797     $ 8,635,961     $11,112,569     $ 8,754,672
Net income......................................       433,157       2,537,160         153,100       2,418,449
Dividend paid..................................       (652,497)       (217,745)       (217,374)       (217,745)
Excess of purchase price on stock redemptions..        (11,362)                         (4,200)
                                                   -----------     -----------     -----------     -----------

Retained earnings, end of period................   $11,044,095     $10,955,376     $11,044,095     $10,955,376
                                                   ===========     ===========     ===========     ===========

Per common share data
Net income......................................   $      1.29     $      7.57     $      0.46     $      7.23
                                                   ===========     ===========     ===========     ===========

Dividend paid
  Weighted average number of shares
   outstanding for the entire period............       334,618         335,764         334,449         334,993
                                                   ===========     ===========     ===========     ===========




 See the accompanying note to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                 Nine Months     Nine Months
                                                                    Ended           Ended
                                                                 September 30,   September 30,
                                                                     1996            1995
                                                                 --------------  --------------

Net Cash Provided (Used) by Operating Activities..............     $    808,639    $ (2,440,870)
                                                                   ------------    ------------

Investing Activities
  Proceeds from sales of investments..........................       15,974,386      17,980,745
  Purchases of fixed-maturity and equity securities...........      (16,629,258)    (15,449,996)
  Net purchases of short-term investments.....................         (188,051)
                                                                   ------------

Net Cash (Used) Provided by Investing Activities..............         (842,923)      2,530,749

Financing Activities
  Redemption of shares........................................          (20,566)        (59,218)
  Shareholder dividend........................................         (652,497)       (217,745)
                                                                   ------------    ------------

Net Cash Used by Financing Activities.........................         (673,063)       (276,963)
                                                                   ------------    ------------

Increase (decrease) in cash...................................     $   (707,347)   $   (187,084)
                                                                   ============    ============


 See the accompanying note to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, INC.

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 1996

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Three months ended September 30, 1996 compared to three months ended September 30, 1995:

Net income for the third quarter of 1996 was $153,100, compared to $2,418,449 for the third quarter of 1995. This decrease is due primarily to a $2.7 million favorable adjustment to loss reserves for 1994 and prior accident years which was reflected in income in the third quarter of 1995. This adjustment to older reserve layers was made in consultation with the Company's actuary based on an evaluation of loss reserves as of June 30, 1995. Management and the Board of Directors expect to receive the June 30, 1996 actuarial valuation during the fourth quarter and will make a determination at that time whether an adjustment to reserves for prior accident years is appropriate.

The decrease in earned premiums for the current quarter as compared to the third quarter of 1995 is primarily the result of an $849,450 favorable (downward) adjustment to ceded premiums reflected in the third quarter of 1995 resulting from the actuarial revisions to ultimate losses discussed above. Without this adjustment, net earned premium for the third quarter of 1995 would have been $1,198,149, and the difference between the current quarter and the third quarter of 1995 would have been a decrease of $32,768 or 2.7%.

Commissions expense for the third quarter of 1996 is reflected at 28.5% of earned premium based on the contractual rate in effect since July 1, 1995. The effective commission rate for the prior year quarter of 12.8% was distorted downward due to the ceded premium adjustment discussed above. Excluding the premium adjustment, the effective commission rate for the third quarter of 1995 would have been 22.0%, which reflects the contractual rates in effect at that time.

Operating and management expenses decreased $17,792 or 9.4% to $172,155 as compared to $189,947 for the third quarter of 1995. This reflects efforts by management and the Board to more closely control administrative costs.

Net investment income for the third quarter of 1996 of $597,394 is down $26,298 or 4.2% from the third quarter 1995 amount of $623,692. This reflects slightly lower yields due to increased investment in tax exempt bonds as discussed below, and the shift of approximately 5% of investments into common stocks during the second quarter of 1996. A shift to equity investments tends to decrease current income in favor of longer term appreciation.

The Company has been realizing capital gains and losses as it has been trading its securities to more closely align the maturity dates of its investments with the expected maturities of claims, and at the same time to take advantage of tax loss carrybacks and to move into higher yielding securities as interest rates change. The net realized capital loss in the third quarter reflects this realignment activity.

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995:

The Company is reporting net income of $433,157 for the current year to date, which is $2.1 million lower than the $2,537,160 net income reported at September 30, 1995. This difference is due primarily to the third quarter 1995 loss reserve and ceded premium adjustments discussed above.

Commission expense year to date reflects approximately 27.5% of earned premium based on a contractual rate of 28.5% in effect since July 1, 1995, blended with the old rate of 21.5% still being earned on prior policies. Commission expense for the prior nine months, excluding the effect of the ceded premium adjustment discussed above, would have been 21.7%, reflecting the contractual rates in effect for that period.

Investment yield on fixed maturity securities is approximately 4.9% for the nine months ended September 30, 1996, as compared to 6.5% for the year ended December 31, 1995. This decrease reflects the Company's continued shift to tax exempt municipal bonds which offer lower yields. According to the Company's investment advisor, the "taxable equivalent yield" on the Company's fixed maturity investments has increased from 6.61% in 1995 to 6.80% for the nine months ended September 30, 1996.

Net realized capital gains amounted to $12,750 for the nine months ended September 30, 1996, as compared to a net loss of $(301,419) for the comparable period in 1995. The 1996 net gain is the combination of a first quarter gain of $169,422, primarily realized as a result of the liquidation of the mutual fund portfolio, with losses in the second and third quarters of $(130,157) and $(26,515), respectively, reflecting the realignment trading activity in the Company's securities portfolio as described above. In the 1996 period, the Company retained an equity manager and invested $2,000,000 in equities which previously had been invested in fixed-maturity securities and mutual funds. In the prior year period, the Company made a tax payment of $3,500,000, necessitating the sale of several fixed-maturity investments. Investments selected were those generating a capital loss in order to obtain the benefit of tax loss carrybacks.


FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 1996, total invested assets amounted to $39,330,883, an increase of $231,081 or 0.6% from $39,099,802 at December 31, 1995. Through improved cash management practices, cash balances have been reduced and invested in short term investments. The mutual fund investments of $1,250,378 were liquidated and $2,000,000 was invested in a new equity portfolio during the second quarter of 1996.

Assumed reinsurance premiums receivable decreased by $617,651 to $508,775 from $1,126,426 as a result of an increase in losses currently payable in comparison with premiums assumed.

Reinsurance recoverable decreased $416,686 or 13.2% from $3,159,561 to $2,743,475 due to recoveries on paid losses in the reinsured layer.

Deferred federal income taxes have increased $727,359 from $732,964 to $1,460,323 due to a decrease in unrealized gains on investments, the tax effect of which increases the net deferred tax asset, and by increases in other deductible temporary differences such as loss reserve discounting.

AMERINST INSURANCE GROUP, INC.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits

          See Index to Exhibits immediately following the signature page.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        AMERINST INSURANCE GROUP, INC.
                        ------------------------------
                                 (Registrant)



November 12, 1996  Bruce W. Breitweiser
                   ____________________
                   Bruce W. Breitweiser
                   (Vice President and Chief Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant.)

AMERINST INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit
Number    Description
------    -----------

3(i)      Certificate of Incorporation of the Company (1)
3(ii)     Bylaws of the Company (1)
4         Article Fourth of Certificate of Incorporation -- included in Exhibit
          3(i) above
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4), 1995 placement slip (5) and 1996 placement slip (filed herewith)
10.5 Revised Management Agreement between USA Risk Group (USARG) and AIIC dated July 1, 1994 (5) and Addendum to Management Agreement dated August 26, 1996 (filed herewith)
10.6 Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7 Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)
27        Financial Data Schedule (filed herewith)

--------------------------------

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