Form 10-K
period 1996-12-31
AMERINST INSURANCE GROUP INC
filed 1997-03-31
CIK 822615

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]                Annual report pursuant to section 13 or 15(d)
             of the Securities Exchange Act of 1934 (Fee Required)
                 For the fiscal year ended December 31, 1996.

[_]        Transition report pursuant to section 13 or 15(d) of the
                       Securities Exchange Act of 1934.
  For the transition period from_____________________ to ___________________.

                        Commission file number 0-17676
                                               -------

                        AMERINST INSURANCE GROUP, INC.
            (Exact Name of Registrant as Specified in its Charter)

DELAWARE                                                52-1534560
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

R.R. No. 3, Airport Road, Berlin, Vermont               05602
Mailing address: P.O. Box 1330, Montpelier, Vermont     05601
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:     (802) 229-5042

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g)
   of the Act:  Common Stock, $0.01 par value
                     (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] YES               [_] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 19, 1997 was $19,980,340.92. *

Number of shares of the $.01 par value common stock outstanding as of March 19, 1997 was $333,894.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

*based on book value as of December 31, 1996.

                                 PART I
Item 1.  Business

General

AmerInst Insurance Group, Inc. ("AIIG" or the "Company") was incorporated under the laws of Delaware on September 9, 1987. AIIG's principal offices are located at P.O. Box 1330, Montpelier, Vermont 05601 (RR No. 3, Airport Road, Berlin, Vermont 05602).

The primary purpose for the formation and operation of AIIG and its wholly owned subsidiary, AmerInst Insurance Company ("AIIC"), was to establish, for the benefit of accounting firms which are stockholders of AIIG, an insurance company which over time can exert a stabilizing influence, primarily through the reinsurance capacity of AIIC, on the design, pricing and availability of accountants' professional liability insurance. AIIC's sole current business activity is to act as a reinsurer of professional liability insurance policies which are issued under the AICPA Professional Liability Insurance Plan ("AICPA Plan" or "Plan"). The AICPA Plan offers professional liability coverage to accounting firms in all 50 states. Currently, approximately 17,000 accounting firms are insured under the Plan. In the future, AIIC may want to expand its business, subject to obtaining any required regulatory approvals, to include the reinsurance of other lines of coverage.

The reinsurance activity of AIIC depends upon agreements entered into with outside parties. From the inception of AIIC through mid-1993, Crum and Forster Managers Corporation, through its affiliates (collectively "CFMC"), was the primary insurer for the AICPA Plan. Virginia Surety Company, Inc. ("VSC"), was a reinsurer for the AICPA Plan. AIIC was a reinsurer of VSC for the years 1989-1993. In 1988, AIIC reinsured CFMC directly. In August 1993, the AICPA Plan endorsed the CNA insurance group as its insurance carrier, replacing CFMC as the primary insurer. AIIC then began a reinsurance relationship with CNA, taking a 10% participation of the first million dollars of liability of each policy written under the plan. Since its inception, AIIC's participation has ranged from 10% to 12.5% of the first million dollars of underlying coverage.

Third-party Managers and Service Providers

USA Risk Group, through Vermont Insurance Management, Inc., provides the day to day services necessary in the administration of AIIG's and AIIC's business.

The Country Club Bank of Kansas City, Missouri, has been engaged by AIIG for portfolio management and directs AIIG's investments pursuant to guidelines approved by AIIG's board of directors. Harris Associates L.P. has been engaged by AIIC to provide discretionary investment advice with respect to certain equity investments.

Liscord, Ward & Roy, Inc., an independent casualty actuarial consulting firm, has been retained by AIIC to render advice regarding financial and actuarial matters.

The law firm of Keck, Mahin & Cate has been retained to render advice on legal matters.

Johnson Lambert & Co. has been retained by AIIG as its independent auditor to audit its financial statements.

Professional Liability Coverage

The professional liability policy issued by CFMC or CNA and ultimately reinsured by AIIC (the "Policy") is a Professional Liability Company Indemnity Policy form.

The coverage provided under the Policy is on a "claims made" basis, which means the Policy covers only those losses resulting from claims asserted against the insured during the policy period. The insuring clause of the Policy, which indemnifies for losses caused by acts, errors or omissions in the insured's performance of professional accounting services for others, is in three parts:

Clause A indemnifies the accounting firm insured and any predecessor firms;

Clause B indemnifies any accountant or accounting firm while performing professional accounting services under contract with the insured;

Clause C indemnifies any former or new partner, officer, director or employee of the firm or predecessor firms.

In almost every state, the Policy provides that costs of defense and related expenses incurred in defending a claim are included within the Policy limits of liability, and payment of such items by the insurer reduces the insurer's remaining limit of liability for payment of damage awards or settlements. There are a few states in which defense costs may not be included within the Policy limit. The Plan carrier often charges additional premium to cover this exposure. Settlements are made only with the written consent of the insured. However, if the insured contests the settlement recommended by the insurer, the Policy will only cover costs that do not exceed the amount for which the claim could have been settled or the applicable limit of liability (whichever is less).

Competition

The AICPA Plan's current major competition comes from three large, established insurance companies, including the Plan's former carrier, CFMC. A number of smaller companies compete in the field, but none have significant nationwide market share. Many of these companies charge lower premiums than the Plan and may provide less coverage. The Plan's principal competitive strength is its commitment to the use of large, financially strong and experienced primary insurers which enhance the Plan's capacity to continue to be a stable and dependable source of coverage and to pay losses as they arise.

Licensing and Regulation

The rates and terms of reinsurance agreements generally are not subject to regulation by any governmental authority. This is in contrast to primary insurance policies, the rates and terms of which are regulated by various state insurance departments. As a practical matter, however, the rates charged by primary insurers place a limit upon the rates that can be charged by reinsurers.

AIIG and AIIC are subject to regulation under the insurance laws, including the insurance holding company law of Illinois, where AIIC is domiciled. If AIIC becomes licensed as an insurer in other states, AIIG and AIIC would become subject to the insurance laws in such other states as well. Insurance laws vary from state to state, but generally require insurance holding companies and their insurance subsidiaries to register and file certain reports, including information concerning their capital structure, ownership, financial condition and general business operations, and require prior approval of changes in control, payments of dividends and other intercompany transfers of assets, and transactions between insurance companies, their parents and affiliates.

State insurance holding company statutes also impose standards on certain transactions with related companies, which stipulate, among other requirements, that all transactions be fair and reasonable and that transactions exceeding specified limits receive prior regulatory approval. AIIC is required to file annual statutory statements and is subject to statutory restrictions concerning the types and quality of investments and the size of risks that it may reinsure. Additionally, AIIC is subject to financial examinations by the Illinois Department of Insurance.

AIIC's ability to pay dividends to AIIG is subject to the provisions of the Illinois insurance laws. Such laws provide that insurance companies may not pay a dividend except out of cumulative earned surplus determined in accordance with statutory insurance accounting principles. In addition, insurance companies may not pay an "extraordinary" dividend or make an "extraordinary" distribution unless thirty days' prior written notice is given to the Illinois Director of Insurance and the Director does not disapprove the proposed dividend or distribution. An "extraordinary" dividend or distribution is a dividend or distribution of cash or other property having a fair market value, which together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (1) 10% of the insurer's surplus as regards policyholders as of the December 31 immediately preceding the date of the dividend or distribution, or (2) 100% of its net income for the annual period ending on such preceding December 31.

Customers

AIIC's only source of income, other than its investment portfolio, is its reinsurance treaties. Without such reinsurance treaties, investment income would provide enough revenue to continue operations while the Company evaluated other reinsurance and insurance opportunities.

Employees

AIIG and AIIC have no employees. See Note D, Notes to the Consolidated Financial Statements.

Financial

For financial information relating to AIIG and AIIC, see Part II of this Form 10-K.

Item 2.  Properties

Neither AIIG nor AIIC owns or leases material properties. Substantially all of the business of AIIG and AIIC is conducted from the offices of USA Risk Group.

Item 3.  Legal Proceedings

There are no legal proceedings to which AIIG or AIIC is a party.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

There is no established public trading market for the common stock of AIIG. AIIG's Certificate of Incorporation provides that all transfers of shares of AIIG common stock must be approved by AIIG's Board of Directors or a committee thereof. AIIG's Board of Directors has appointed a Stockholder Relations Committee for purposes of reviewing and approving applications for transfer. All transferees must meet the qualifications for Stock Ownership contained in AIIG's Stock Ownership Policy.

As of March 19, AIIG had 333,894 holders of record of its common stock. On August 28, 1995, the Board adopted a dividend policy for AIIG to pay a quarterly dividend of $0.65 per share subject to legally available funds and specific Board approval for each quarter. During 1996, AIIG paid cash dividends of $869,661 representing four quarterly payments of $0.65 per share. During 1995, AIIG paid two quarterly dividends of $.65 totalling $435,412. The declaration of dividends by AIIG's Board of Directors is dependent upon AIIG's and AIIC's capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. For a description of the restrictions which Illinois law imposes on AIIC's ability to pay dividends, see Item 1 above.

Item 6.  Selected Financial Data

The following summary sets forth selected financial data with respect to AIIG for the five fiscal years ended December 31, 1996. The balance sheet and income statement data have been derived from AIIG's consolidated financial statements, which have been audited by Johnson Lambert & Co. (1994-1996) and Altschuler, Melvoin and Glasser (1992-1993), AIIG's independent auditors. The data set forth below should be read in conjunction with the audited financial statements and notes thereto included elsewhere herein.

SELECTED FINANCIAL STATEMENT DATA

Income Statement Data
                              1996         1995         1994         1993         1992
                           -----------  -----------  -----------  -----------  -----------
Revenue
Premiums Earned             $5,386,388   $5,494,413   $6,276,395   $6,437,120   $7,541,686
Net Investment Income        2,394,377    2,195,451    2,156,374    2,493,421    2,160,094
                            ----------   ----------   ----------   ----------   ----------

Total Revenue               $7,780,765   $7,689,864   $8,432,769   $8,930,541   $9,701,780
                            ==========   ==========   ==========   ==========   ==========

Net Income                  $2,086,778   $3,096,985   $3,801,325   $1,458,486   $  819,295
                            ==========   ==========   ==========   ==========   ==========

Net Income Per Share        $     6.24   $     9.24   $    11.26   $     4.31   $     2.42
                            ==========   ==========   ==========   ==========   ==========
Cash dividends declared
   per common share         $     2.60   $     1.30   $        -   $        -   $        -
                            ==========   ==========   ==========   ==========   ==========




Balance Sheet Data

Investments                  $39,636,771  $36,865,013  $15,642,358  $15,521,231  $15,317,307
Funds Held by Reinsurers                                25,041,311   22,480,127   22,511,188
Other Assets                   5,820,502    9,804,663    8,570,677    6,304,630    2,348,186
                             -----------  -----------  -----------  -----------  -----------

Total Assets                 $45,457,273  $46,669,676  $49,254,346  $47,305,988  $40,176,681
                             ===========  ===========  ===========  ===========  ===========

Losses and Loss
  Adjustment Expenses        $20,299,937  $21,789,036  $25,335,230  $27,047,417  $25,286,606
Unearned Premium Reserves      2,144,027    2,095,462    2,053,900    2,730,117    3,372,201
Other Liabilities              2,921,784    3,725,385    7,368,133    5,344,818      820,060
                             -----------  -----------  -----------  -----------  -----------

Total Liabilities             25,365,748   27,609,883   34,757,263   35,122,352   29,478,867
Stockholders' Equity          20,091,525   19,059,793   14,497,083   12,183,636   10,697,814
                             -----------  -----------  -----------  -----------  -----------

Total Liabilities and
   Stockholders' Equity      $45,457,273  $46,669,676  $49,254,346  $47,305,988  $40,176,681
                             ===========  ===========  ===========  ===========  ===========

The accompanying 1992 and 1993 financial statements have been reclassified to conform with the 1994-1996 presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation

Net income decreased by 33% in 1996 to $2,086,778 from $3,096,985 in 1995. Net income for 1995 decreased by 19% from $3,801,325 reported in 1994.

Premiums earned decreased by 2% in 1996 to $5,386,388 from $5,494,413 in 1995. Premiums earned for 1995 decreased by 12% from $6,276,395 reported in 1994. In 1996, 1995, and 1994 premiums earned includes $693,976, $611,916, and
$1,198,655, respectively resulting from reductions in the ultimate estimated premium ceded pursuant to retrocession agreements in effect during 1989 through mid-1993. Ultimate premiums are dependent on loss experience under the agreements and are reevaluated as ultimate losses are reevaluated. Excluding the effect of the reduction of estimated ultimate premiums ceded, 1996 premiums earned decreased by 4% as compared to 1995 premiums earned, and 1995 premiums earned decreased by 4% from 1994. The reduction in earned premiums, excluding the effect of the reduction of estimated ultimate premiums ceded, primarily reflects the increased competition in the accountants professional liability market which has placed downward pressure on premiums.

Net investment income, including realized capital gains and losses, includes amounts earned on the Company's investment portfolio, cash on deposit and funds held pursuant to reinsurance agreements. During 1995, the investments comprising funds held were released to the Company and were then placed by the Company into a trust account for the benefit of Virginia Surety Company. Net investment income increased by $198,926 or 9% in 1996 to $2,394,377 from $2,195,451 in 1995. 1995 net investment income increased by $39,077 or 2% from the $2,156,374 reported in 1994. Net investment income in 1996 includes net realized capital gains of $1,765 as compared to net realized capital losses in 1995 of $312,647, a net change of $314,412. Net realized capital losses in 1994 were $54,830. Capital losses are used to offset capital gains of prior and future years and recover related income taxes. Average invested assets including cash equivalents remained relatively stable at $40,077,308 in 1996 compared to $40,842,132 in 1995, a decrease of 2%. 1995 average invested assets decreased by 1% from $41,295,493 in 1994. Investment yield including realized capital gains and losses in 1996 was 6.0% as compared to 5.4% in 1995 and 5.2% in 1994.

Excluding realized gains and losses, the yield is computed at 6.0% in 1996, 6.1% in 1995 and 5.3% in 1994. The changes in the yields excluding realized gains and losses reflect the relatively stable market yields of the last three years.

Unrealized gain on investments net of tax is $424,621 at December 31, 1996 as compared to $575,364 at December 31, 1995. AIIG considers all of its investment portfolio to be available for sale and accordingly all investments are reported at market value, with changes in net unrealized gains and losses reflected as an adjustment to stockholders' equity. The change in net unrealized gain as of December 31, 1996 as compared to 1995 is primarily attributable to decreases in market values of debt securities as interest rates increased slightly during the year.

The composition of the investment portfolio at December 31, 1996 and 1995 is as follows:

                                                           1996    1995
                                                           ----    ----
       U.S. Treasury securities and obligations of
         U.S. government agencies                           70%      88%
       Obligations of state and political subdivisions      24        9
       Equity securities                                     6        3
                                                           ---      ---
                                                           100%     100%
                                                           ===      ===

AIIG continues to invest in high grade debt securities, with emphasis on safety of principal and maximization of after-tax yield. The Company continues to concentrate its investment activities in U.S. government obligations, including mortgage backed securities and obligations of states and political subdivisions.

Losses and loss adjustment expenses incurred increased by 82% to $2,717,884 in 1996 from $1,489,667 in 1995. 1995 losses and loss adjustment expense increased by 143% from $611,910 in 1994. These amounts include favorable development of prior years' estimates of losses and loss adjustment expense of approximately $2,917,000 in 1996, $3,307,000 in 1995, and $4,184,000 in 1994. As adjustments to prior estimates of losses and loss adjustment expenses become known, such adjustments are included in current operations. AIIG's loss ratio, calculated as the ratio of losses and loss adjustment expense to premiums earned, is 50% in 1996, 27% in 1995 and 10% in 1994. The ratio calculated using only losses and loss adjustment expenses incurred for the current year (excluding the effects of favorable development and excluding reductions to retrocession premiums) is 120% in 1996, 97% in 1995 and 94% in 1994.

Policy acquisition costs of $1,302,327 were expensed in 1996 as compared to $1,084,577 in 1995, an increase of 20%. Policy acquisition costs expensed in 1995 reflect a decrease of 1% from $1,091,559 in 1994. Such costs as a percentage of premiums earned are 24% in 1996, 20% in 1995 and 17% in 1994, and result entirely from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements.

Operating and management expenses decreased by 7% in 1996 to $727,780 from $786,037 in 1995. 1995 operating and management expenses increased by 13% from $694,967 in 1994.

The effective tax rate was 31% in 1996, 28% in 1995 and 37% in 1994. These rates differ from the statutory federal rate primarily due to the effects of tax exempt income offset by state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs consist of settlement of losses and expenses under its reinsurance treaties and funding day-to-day operations. Management expects to be able to meet these cash needs from cash flows arising from its investment portfolio. Because substantially all of the Company's assets are marketable securities, the Company has sufficient flexibility to provide for unbudgeted cash needs which may arise, without resorting to borrowing.

During 1996, the Board of Directors declared quarterly dividends of $0.65 per share totaling $869,661. During 1995, the Board of Directors declared two quarterly dividends of $.65 per share totaling $435,412. No dividends were declared during 1994. Continuation of quarterly dividend payments is subject to the Board of Directors' continuing evaluation of the Company's level of surplus vis a vis its capacity to accept more business. It is an objective of the Company to build surplus in anticipation of the next "hard market", that is to say, the next period in which accountants' professional liability insurance becomes difficult or impossible to obtain at reasonable prices, and to retain flexibility for any future business expansions.

Due to regulatory restrictions on the payment of dividends, $17,078,218 of AIIC's separately determined GAAP basis stockholders' equity of $18,789,442 is unavailable for distribution as dividends in 1996 without prior regulatory approval.


PROPERTY/CASUALTY LOSSES AND LOSS ADJUSTMENT EXPENSES

The consolidated financial statements include the established liability for unpaid losses and loss adjustment expenses (LAE) of the Company's property/casualty (P/C) insurance operations. The liabilities for losses and loss adjustment expenses are determined using case-basis evaluations and statistical projections and represent estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of trends in future claim severity and frequency. The estimates are continually reviewed, and as experience develops and new information becomes known, the liability is adjusted as necessary. Such adjustments are reflected in current operations.

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. Future average severities are projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions, and general economic trends. These anticipated trends are monitored based on actual development, and are modified if necessary.

The following table shows the development of the estimated liability for the eight years of the Company's P/C operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(Thousands of Dollars)
Amounts prior to 1993 restated to conform with SFAS 113

                                                                              Year Ended December 31,
                                                1988     1989     1990      1991      1992      1993      1994      1995      1996
                                               ------   ------   -------   -------   -------   -------   -------   -------   -------
Gross Liability for Loss and LAE Reserves ..   $1,895   $8,085   $15,182   $20,260   $25,287   $27,047   $25,335   $21,789   $20,300
Reinsurance Recoverable for Unpaid Loss
  and LAE Reserves .........................        -        -       502       761       969     4,764     4,071     3,160     2,020
                                               ------   ------   -------   -------   -------   -------   -------   -------   -------
Net Liability for Unpaid Losses and LAE
 reserves ..................................   $1,895   $8,085   $14,680   $19,499   $24,318   $22,283   $21,264   $18,629   $18,280

                                                                              Year Ended December 31,
                                                1988     1989     1990      1991      1992      1993      1994      1995      1996
                                               ------   ------   -------   -------   -------   -------   -------   -------   -------
Losses Reestimated as of:
    One Year Later .........................    1,897    8,705    14,779    19,963    23,004    18,099    17,957    15,709         -
    Two Years Later ........................    1,897    8,145    12,667    15,264    20,133    15,064    15,042
    Three Years Later ......................    1,780    6,796     9,862    13,101    17,782    12,196
    Four Years Later .......................    1,405    5,199     8,696    11,725    15,520
    Five Years Later .......................    1,065    4,782     7,753    10,158
    Six Years Later ........................      995    4,536     6,879
    Seven Years Later ......................      936    4,031
    Eight Years Later ......................      819

Cumulative Redundancy (Deficiency) .........    1,076    4,054     7,801     9,341     8,798    10,087     6,222     2,920         -

Cumulative Amount Paid Through:
    One Year Later .........................       73      415     2,548     4,158     6,100     1,555     4,007     2,885         -
    Two Years Later ........................      208    1,710     3,653     5,464     7,860     5,128     6,469
    Three Years Later ......................      595    2,349     4,147     6,255    10,370     6,765
    Four Years Later .......................      617    2,716     4,380     7,744    11,436
    Five Years Later .......................      676    2,927     5,422     8,303
    Six Years Later ........................      659    3,317     5,540
    Seven Years Later.......................      668    3,380
    Eight Years Later ......................      670

The above table presents the development of balance sheet liabilities for 1988 through 1995 as of year end 1996. The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years.

This liability represents the estimated amount of losses and LAE for claims arising in all prior years, both paid and unpaid at the balance sheet date, including losses that had been incurred, but not yet reported, to the Company. The upper portion of the table shows the experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1989 liability has developed a $4,054,000 redundancy which has been reflected in income in subsequent years as the reserves were reestimated.

The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, the 1989 year end liability was originally $8,085,000. As of December 31, 1996, the Company had paid $3,380,000 of the currently estimated $4,031,000 of losses and LAE that had been incurred for 1989 and prior years through the end of 1996; thus an estimated $651,000 in losses incurred through 1989 remain unpaid as of the current financial statement date.

In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. This table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are listed below:


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements                                                       Page
--------------------                                                       ----

Report of Independent Accountants ......................................    12
Consolidated Balance Sheets ............................................    13
Consolidated Statements of Income ......................................    14
Consolidated Statement of Changes in Stockholders' Equity ..............    15
Consolidated Statements of Cash Flows ..................................    16
Notes to the Consolidated Financial Statements .........................    17


Financial Statement Schedules:
------------------------------

Reports of Independent Accountants on Financial Statement Schedules ....    27
Schedule II, Parent Company Condensed Financial Statements .............    28

Schedules I, III, IV, V, and VI are omitted as they are inapplicable, immaterial, or because the required information may be found in the audited consolidated financial statements and notes thereto.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the officers and directors of the Registrant is included under the caption "Election of Directors" in the Registrant's proxy statement for the Registrant's 1997 Annual Meeting* and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The Registrant does not have any employees. Information regarding compensation of directors is included under the caption "Executive and Director Compensation" in the Registrant's proxy statement for the Registrant's 1997 Annual Meeting* and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the above is included under the caption "Security Ownership of Certain Beneficial Owners" in the Registrant's proxy statement for the Registrant's 1997 Annual Meeting* and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding the above is included under the caption "Certain Transactions and Relationships" in the Registrant's proxy statement for the Registrant's 1997 Annual Meeting* and is incorporated herein by reference.

---------------------------------------
* To be filed within 120 days after the end of the fiscal year.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    See Index to Financial Statements on page 10.

(a)(2)    See Index to Financial Statement Schedules on page 10.

(a)(3)    See Index to Exhibits set forth on page 32.

(b)       No reports on Form 8-K were filed during the fourth quarter of 1996.

(c)       See Index to Exhibits set forth on page 32.

(d)       See Index to Financial Statement Schedules on page 10.

                     [LETTERHEAD OF JOHNSON LAMBERT & CO.]



                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors
AmerInst Insurance Group, Inc.


We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmerInst Insurance Group, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years ended December 31, 1996 in conformity with generally accepted accounting principles.



                                         /s/ Johnson Lambert & Co.
Burlington, Vermont
                                         JOHNSON LAMBERT & CO.
February 20, 1997

AMERINST INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
ASSETS                                                                1996         1995
                                                                  -----------  -----------

Investments:
   Fixed maturity investments, at market value
      (amortized cost $35,312,165 and $34,366,955)                $35,688,432  $35,114,791
   Short-term investments, at market value (approximates cost)      1,687,461      499,844
   Equity securities at market value (cost $1,991,963
      and $1,126,296)                                               2,260,878    1,250,378
                                                                  -----------  -----------

         TOTAL INVESTMENTS                                         39,636,771   36,865,013

Cash equivalents                                                      347,404    3,305,428
Assumed reinsurance premiums receivable                               929,798    1,126,426
Reinsurance recoveries receivable                                   2,019,975    3,159,561
Accrued investment income                                             515,870      440,567
Deferred policy acquisition costs                                     611,048      562,475
Deferred income tax asset                                           1,306,399      732,964
Income tax refunds receivable                                                      396,992
Prepaid expenses and other assets                                      90,008       80,250
                                                                  -----------  -----------

         TOTAL ASSETS                                             $45,457,273  $46,669,676
                                                                  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses                        $20,299,937  $21,789,036
Unearned premiums                                                   2,144,027    2,095,462
Reinsurance balances payable                                        2,152,056    3,235,492
Income taxes payable                                                  316,199
Accrued expenses and other liabilities                                453,529      489,893
                                                                  -----------  -----------

         TOTAL LIABILITIES                                         25,365,748   27,609,883
                                                                  -----------  -----------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 2,000,000 shares authorized;
   1996-334,180 shares issued and outstanding
   1995-334,872 shares issued and outstanding                           3,342        3,349
Additional paid-in capital                                          7,188,983    7,206,283
Retained earnings                                                  12,474,579   11,274,797
Unrealized gains on investments, net of tax                           424,621      575,364
                                                                  -----------  -----------
         TOTAL STOCKHOLDERS' EQUITY                                20,091,525   19,059,793
                                                                  -----------  -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                                $45,457,273  $46,669,676
                                                                  ===========  ===========

See notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME


                                                                  Year ended December 31,
                                                                1996        1995        1994
                                                             ----------  ----------  ----------
REVENUES
Premiums earned                                              $5,386,388  $5,494,413  $6,276,395
Net investment income and net realized gains and losses       2,394,377   2,195,451   2,156,374
                                                             ----------  ----------  ----------
    TOTAL REVENUES                                            7,780,765   7,689,864   8,432,769
                                                             ----------  ----------  ----------
LOSSES AND EXPENSES
Losses and loss adjustment expenses                           2,717,884   1,489,667     611,910
Policy acquisition costs                                      1,302,327   1,084,577   1,091,559
Operating and management expenses                               727,780     786,037     694,967
                                                             ----------  ----------  ----------
    TOTAL LOSSES AND EXPENSES                                 4,747,991   3,360,281   2,398,436
                                                             ----------  ----------  ----------
    INCOME BEFORE INCOME TAXES                                3,032,774   4,329,583   6,034,333

Provision for income taxes                                      945,996   1,232,598   2,233,008
                                                             ----------  ----------  ----------
    NET INCOME                                               $2,086,778  $3,096,985  $3,801,325
                                                             ==========  ==========  ==========
    NET INCOME PER SHARE                                     $     6.24  $     9.24  $    11.26
                                                             ==========  ==========  ==========
Average common shares outstanding for the year                  334,558     335,294     337,464
                                                             ==========  ==========  ==========

See notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                      Unrealized
                                                         Additional                 Gains (Losses)                    Total
                                                Common    Paid-in      Retained     on Investments,   Treasury    Stockholders'
                                                Stock     Capital      Earnings        Net of Tax       Stock        Equity
                                                ------   ----------   -----------     ------------      -----        ------
Balance at January 1, 1994                      $3,434   $7,428,641   $ 4,834,636      $    52,555    $(135,630)  $12,183,636
Net income                                                              3,801,325                                   3,801,325
Change in net unrealized gains and losses                                               (1,443,407)                (1,443,407)
Purchases of 1,483 shares of treasury stock                                                             (44,471)      (44,471)
Retirement of 6,792 shares of treasury stock       (68)    (180,033)                                    180,101
                                                ------   ----------   -----------      -----------   ----------   -----------
Balance at December 31, 1994                     3,366    7,248,608     8,635,961       (1,390,852)        -       14,497,083

Net income                                                              3,096,985                                   3,096,985
Change in net unrealized gains and losses                                                1,966,216                  1,966,216
Purchases of 1,693 shares of treasury stock                                                             (65,079)      (65,079)
Retirement of 1,693 shares of treasury stock       (17)     (42,325)      (22,737)                       65,079
Cash dividends paid ($1.30 per share)                                    (435,412)                                   (435,412)
                                                ------   ----------   -----------      -----------   ----------   -----------
Balance at December 31, 1995                     3,349    7,206,283    11,274,797          575,364         -       19,059,793

Net income                                                              2,086,778                                   2,086,778
Change in net unrealized gains and losses                                                 (150,743)                  (150,743)
Purchases of 692 shares of treasury stock                                                               (34,642)      (34,642)
Retirement of 692 shares of treasury stock          (7)     (17,300)      (17,335)                       34,642
Cash dividends paid ($2.60 per share)                                    (869,661)                                   (869,661)
                                                ------   ----------   -----------      -----------   ----------   -----------

Balance at December 31, 1996                    $3,342   $7,188,983   $12,474,579      $   424,621    $    -      $20,091,525
                                                ======   ==========   ===========      ===========    =========   ===========

See notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Year ended December 31,
                                                                        1996           1995           1994
                                                                    -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $  2,086,778   $  3,096,985   $  3,801,325
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
      Amortization of net premiums and discounts
       on investments                                                     18,906         43,796         18,363
      Net realized (gains) losses on sales of investments                 (1,765)       312,647         54,469
      Deferred income taxes                                             (495,727)       817,999     (1,995,337)
   Changes in assets and liabilities:
      Funds held pursuant to reinsurance agreements                                                    (92,781)
      Assumed reinsurance premiums receivable                            196,628       (754,590)       176,668
      Reinsurance recoveries receivable                                1,139,586        911,439        693,360
      Accrued investment income                                           75,303       (217,556)        65,897
      Deferred policy acquisition costs                                  (48,573)      (120,887)       141,961
      Income taxes receivable/payable                                    713,191     (3,765,309)     3,294,739
      Prepaid expenses and other assets                                   (9,758)       (15,862)       (21,784)
      Unpaid losses and loss adjustment expenses                      (1,489,099)    (3,546,094)    (1,712,287)
      Unearned premiums                                                   48,565         41,562       (676,217)
      Reinsurance balances payable                                    (1,083,436)      (687,903)    (1,206,864)
      Accrued expenses and other liabilities                             (36,364)       413,372          1,396
                                                                    ------------   ------------   ------------
        Net cash provided by (used in) investing activities            1,114,235     (3,470,401)     2,542,908
                                                                    ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                             (22,603,360)   (16,227,959)   (12,491,183)
Proceeds from sales and maturities of investments                     20,761,301     22,430,109      8,331,467
Net (purchases) sales of short-term investments                       (1,325,897)       244,016      2,414,728
                                                                    ------------   ------------   ------------
        Net cash provided by (used in) investing activities           (3,167,956)     6,446,166     (1,744,988)
                                                                    ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                          (869,661)      (435,412)
Purchases of treasury stock                                              (34,642)       (65,079)       (44,471)
                                                                    ------------   ------------   ------------
        Net cash used in financing activities                           (904,303)      (500,491)       (44,471)
                                                                    ------------   ------------   ------------

NET CHANGE IN CASH EQUIVALENTS                                        (2,958,024)     2,475,274        753,449

CASH EQUIVALENTS, BEGINNING OF YEAR                                    3,305,428        830,154         76,705
                                                                    ------------   ------------   ------------

CASH EQUIVALENTS, END OF YEAR                                       $    347,404   $  3,305,428   $    830,154
                                                                    ============   ============   ============

SUPPLEMENTAL DATA
  Income taxes paid                                                 $    728,505   $    600,000   $    570,000
                                                                    ============   ============   ============


See notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: AmerInst Insurance Group, Inc. (AIIG) was incorporated under the laws of the State of Delaware on September 9, 1987. On February 29, 1988, AIIG sold 343,357 shares of its common stock at a price of $25 per share in a public offering to accounting firms that were members of the American Institute of Certified Public Accountants (AICPA) or a state CPA society. Proceeds of the public offering (net of selling agent's commission and expenses, management fees and other offering costs totaling $1,151,850) amounted to $7,432,075, which consisted of $3,434 of paid-in share capital and $7,428,641 of additional paid-in capital.

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include the accounts of AIIG and its wholly owned subsidiary, AmerInst Insurance Company (AIIC). All material intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recognition of Premium Revenue: Premiums assumed are earned ratably over the terms of the underlying policies to which they relate. Premiums assumed relating to the unexpired portion of underlying policies in force at the balance sheet date are recorded as unearned premiums. Premiums ceded pursuant to excess of loss retrocession agreements are expensed over the calendar year term of the treaty and are netted against earned premiums. Charges or credits resulting from adjustments to provisional retrocession premiums ceded pursuant to the excess of loss retrocession agreements are reflected as adjustments to ceded premiums based upon estimated ultimate premiums. Management believes that recorded retrocession premiums ceded represent its best estimates of such amounts; however, as changes in the estimated ultimate losses and loss adjustment expenses applicable to the first excess of loss retrocession agreements are determined, the estimated ultimate ceded premiums will also change. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Deferred Policy Acquisition Costs: Ceding commissions related to assumed reinsurance agreements are deferred and amortized over the terms of the underlying policies to which they relate.

AMERINST INSURANCE GROUP, INC.

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES-(Continued)

Unpaid Losses and Loss Adjustment Expenses: The liability for unpaid losses and loss adjustment expenses includes case basis estimates of reported losses plus supplemental amounts calculated based upon projections of AIIC's historical loss experience supplemented with industry data. In establishing its liability for unpaid losses and loss adjustment expenses, AIIC utilizes the findings of an independent consulting actuary. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at year end represents its best estimate, based upon the available data, of the amount necessary to cover the ultimate cost of losses. However, because of the volatility inherent in professional liability coverage, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet dates. Accordingly, the ultimate liability could vary significantly from the amounts shown in the financial statements. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

The anticipated effect of inflation is implicitly considered when estimating liabilities for unpaid losses and loss adjustment expenses. Future average severities are projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions, and general economic trends. These anticipated trends are monitored based on actual development, and are modified if necessary.

Reinsurance Recoveries Receivable: Reinsurance recoveries receivable is comprised of estimated amounts of losses and loss adjustment expenses paid and unpaid which are expected to be recoverable from reinsurers. Amounts recoverable from the reinsurers pursuant to retrocession agreements have been estimated using actuarial assumptions consistent with those used in establishing the liability for unpaid losses and loss adjustment expenses. Management believes that reinsurance recoveries receivable as recorded represents its best estimate of such amounts; however, as changes in the estimated ultimate liability for unpaid losses and loss adjustment expenses are determined, the estimated ultimate amount recoverable from the reinsurers will also change. Accordingly, the ultimate recoverable could be significantly in excess of or less than the amount indicated in the financial statements. Further, management has determined that no provision for uncollectible reinsurance recoveries is necessary. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Investments: All investments are considered to be available for sale and are reported at their estimated market values at December 31, 1996 and 1995. Net changes in these estimated market values are reported as unrealized gains or losses directly in stockholders' equity, net of tax effects. Net realized gains and losses are determined using the specific identification method and are reflected in the income statement in the period of sale. Short-term investments include fixed maturity securities with a maturity date within one year of acquisition. As more fully described in Note B, certain investments held are used to collateralize obligations to previous and current ceding companies.

Cash Equivalents:  Cash equivalents consist of money market mutual funds.

Financial Statement Classifications: Certain 1995 balances have been reclassified to conform with 1996 financial statement classifications.

AMERINST INSURANCE GROUP, INC.

NOTE B - INSURANCE ACTIVITY

AIIG, through its wholly-owned subsidiary AIIC, has been engaged since April 1988 in the reinsurance of claims-made insurance policies of participants in an AICPA-endorsed insurance program that provides accountants' professional liability insurance coverage (AICPA Plan). From the inception of AIIC through mid-1993, Crum and Forster Managers Corporation through a group of affiliated insurance companies (collectively CFMC), was the primary insurer for the AICPA Plan. In 1988, AIIC provided reinsurance to CFMC, assuming 10% of the risks related to the first $1,000,000 of coverage for each policy issued under the program. For the period 1989 through mid-1993, an unaffiliated company, Virginia Surety Company, Inc. (VSC) provided reinsurance to CFMC and retroceded a portion to AIIC such that AIIC assumed 10% to 12.5% of the risk related to the first $1,000,000 of coverage limits for each policy issued under the program.
In August 1993, the AICPA Plan endorsed the CNA Insurance Group (CNA) as its insurance carrier, replacing CFMC as the primary insurer. AIIC began a reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the plan. CFMC, VSC, and CNA are collectively referred to as the "ceding companies".

Pursuant to the reinsurance agreements described above, AIIC is required to provide the ceding companies with collateral for AIIC's liabilities to them. At December 31, 1996 and 1995, investments with a carrying value of $1,498,311 and $1,498,010, respectively, are held in a trust account pursuant to the 1988 reinsurance agreement with CFMC. At December 31, 1996 and 1995, the carrying value of investments held in a trust account pursuant to reinsurance agreements with VSC in effect from 1989 to mid-1993 is $12,291,395 and $24,451,562, respectively. At December 31, 1996 and 1995, AIIC has provided CNA with a letter of credit issued by Harris Trust and Savings Bank in the amount of $4,500,000. At December 31, 1996 and 1995, investments with a carrying value of $7,170,612 and $6,141,511, respectively, are held in a trust account at Harris Trust and Savings Bank as security for the letter of credit.

AIIC entered into excess of loss retrocession agreements to limit its retained risk on any one claim underwritten by CFMC to $50,000 in 1989 and 1990 and $62,500 in 1991 through mid-1993 subject to specified maximum recoveries for each contract year. Retrocession premiums ceded by AIIC are adjustable within a specified range based on actual experience under each contract. Retrocession transactions do not relieve AIIC from its obligation to the ceding companies. Revisions to the estimates of ultimate premiums ceded pursuant to the retrocession agreements resulted in credits to retroceded premiums recorded of $693,976, $611,916 and $1,198,655 during 1996, 1995 and 1994, respectively.

AMERINST INSURANCE GROUP, INC.

NOTE B -- INSURANCE ACTIVITY--(Continued)

A reconciliation of assumed to net premiums, on both a written and an earned basis is as follows:


                         1996                    1995                    1994
                ----------------------  ----------------------  ----------------------
                 Written      Earned     Written      Earned     Written      Earned
                ----------  ----------  ----------  ----------  ----------  ----------

Assumed         $4,740,977  $4,692,412  $4,924,059  $4,882,497  $4,401,523  $5,077,740
Retroceded         693,976     693,976     611,916     611,916   1,198,655   1,198,655
                ----------  ----------  ----------  ----------  ----------  ----------

  Net           $5,434,953  $5,386,388  $5,535,975  $5,494,413  $5,600,178  $6,276,395
                ==========  ==========  ==========  ==========  ==========  ==========

The components of the liability for unpaid losses and loss adjustment expenses and related reinsurance recoveries receivable are as follows:

                                                    (000's omitted)
                                                      December 31,
                                       1996                               1995
                         ---------------------------------  ---------------------------------
                           Gross    Reinsurance     Net       Gross    Reinsurance     Net
                         Liability  Receivable   Liability  Liability  Receivable   Liability
                         ---------  -----------  ---------  ---------  -----------  ---------
Case basis estimates      $ 6,673      $1,162     $ 5,511    $ 6,895      $1,266     $ 5,629
Supplemental amounts       13,627         858      12,769     14,894       1,894      13,000
                          -------      ------     -------    -------      ------     -------

   Totals                 $20,300      $2,020     $18,280    $21,789      $3,160     $18,629
                          =======      ======     =======    =======      ======     =======

The changes in the liability for unpaid losses and loss adjustment expenses, net of related reinsurance recoveries receivable, are as follows:

                                               (000's omitted)
                                          1996      1995      1994
                                        --------  --------  --------
Balance as of January 1, net of
 reinsurance recoveries receivable      $18,629   $21,264   $22,283

Incurred related to:
   Current year                           5,635     4,797     4,795
   Prior years                           (2,917)   (3,307)   (4,184)
                                        -------   -------   -------
     Total incurred                       2,718     1,490       611
                                        -------   -------   -------

Paid related to:
   Current year                            (183)      (38)      (75)
   Prior years                           (2,884)   (4,087)   (1,555)
                                        -------   -------   -------
     Total paid                          (3,067)   (4,125)   (1,630)
                                        -------   -------   -------

Balance as of December 31, net of
 reinsurance recoveries receivable      $18,280   $18,629   $21,264
                                        =======   =======   ========

AMERINST INSURANCE GROUP, INC.

NOTE C -- INVESTMENTS
Major categories of net interest and dividend income, net realized gains (losses) on sales of investments and net change in unrealized gains (losses) are summarized as follows:


                                                                       1996         1995          1994
                                                                    ----------   ----------    -----------
  Interest earned:
    Fixed maturity investments                                      $2,283,637   $2,290,071    $   729,633
    Funds held by ceding companies                                                  113,704      1,364,522
    Short term investments                                             157,679      150,104         53,099
  Dividends earned                                                      23,571       23,336        154,488
  Net realized gains (losses) on sales of investments:
    Fixed maturity investments                                        (160,919)    (367,505)       (84,471)
    Equity securities                                                  163,265       54,858         29,641
    Short-term investments                                                (581)
  Investment expenses                                                  (72,275)     (69,117)       (90,538)
                                                                    ----------   ----------    -----------
  Net investment income                                             $2,394,377   $2,195,451    $ 2,156,374
                                                                    ==========   ==========    ===========

  Net change in unrealized gains (losses):
    Fixed maturity investments                                      $ (373,231)  $1,229,681    $  (556,629)
    Funds held by ceding companies                                                1,555,517     (1,560,516)
    Equity securities                                                  144,833      193,917        (69,835)
                                                                    ----------   ----------    -----------

  Net change in unrealized gains (losses)                           $ (228,398)  $2,979,115    $(2,186,980)
                                                                    ==========   ==========    ===========

The cost or amortized cost and estimated market values of investments are as follows:

                                                                            As of December 31, 1996
                                                            ---------------------------------------------------
                                                                Cost or     Gross       Gross       Estimated
                                                              Amortized  Unrealized   Unrealized      Market
                                                                 Cost       Gains       Losses        Value
                                                            -----------  ----------   ----------   ------------
  U.S. treasury securities and
    obligations of U.S. government
    agencies                                                $ 5,684,753    $ 87,747    $       -    $ 5,772,500
  Obligations of states and political
    subdivisions                                              9,332,002     110,379      (19,952)     9,422,429
  Mortgage-backed securities                                 20,295,410     214,677      (16,584)    20,493,503
                                                            -----------    --------    ---------    -----------

  Total fixed maturity investments                           35,312,165     412,803      (36,536)    35,688,432
  Short term investments                                      1,689,278                   (1,817)     1,687,461
  Equity securities                                           1,991,963     345,397      (76,482)     2,260,878
                                                            -----------    --------    ---------    -----------

     Total investments                                      $38,993,406    $758,200    $(114,835)   $39,636,771
                                                            ===========    ========    =========    ===========

AMERINST INSURANCE GROUP, INC.

NOTE C - INVESTMENTS (Continued)

                                                     As of December 31, 1995
                                        -------------------------------------------------
                                          Cost or      Gross        Gross      Estimated
                                         Amortized   Unrealized  Unrealized     Market
                                           Cost        Gains       Losses        Value
                                        -----------  ----------  -----------  -----------
U.S. treasury securities and
 obligations of U.S. government
 agencies                               $ 7,973,384    $136,616    $      -   $ 8,110,000
Obligations of states and political
 subdivisions                             3,345,987     127,715      (8,723)    3,464,979
Mortgage-backed securities               23,047,584     506,293     (14,065)   23,539,812
                                        -----------    --------    --------   -----------

Total fixed maturity investments         34,366,955     770,624     (22,788)   35,114,791
Short term investments                      500,000                    (156)      499,844
Mutual fund shares                        1,126,296     135,014     (10,932)    1,250,378
                                        -----------    --------    --------   -----------

    Total investments                   $35,993,251    $905,638    $(33,876)  $36,865,013
                                        ===========    ========    ========   ===========

The amortized cost and estimated market value of fixed maturity investments at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

                                                               Estimated
                                                  Amortized     Market
                                                    Cost        Value
                                                 -----------  -----------

       Due in one year or less                   $ 2,248,994  $ 2,247,452
       Due after one year through five years       5,536,456    5,632,375
       Due after five years through ten years      6,334,460    6,414,963
       Due after ten years                           896,845      900,139
                                                 -----------  -----------

           Subtotal                               15,016,755   15,194,929
       Mortgage-backed securities                 20,295,410   20,493,503
                                                 -----------  -----------

           Total                                 $35,312,165  $35,688,432
                                                 -----------  -----------

Included in fixed maturity investments at December 31, 1996 and 1995 are securities held in a trust fund deposit at a bank in accordance with the Illinois Insurance Code with a carrying value of approximately $1,750,000.

AMERINST INSURANCE GROUP, INC.

NOTE C--INVESTMENTS--(Continued)

Information on sales and maturities of investments in fixed maturity investments are as follows:

                                                         1996             1995             1994
                                                     ------------     ------------      -----------

Total proceeds (excluding short-term investments)    $19,057,331      $18,680,109       $7,883,513
Gross gains                                               33,438           31,698            8,622
Gross losses                                            (194,357)        (399,266)        (118,575)

NOTE D--OPERATING AND MANAGEMENT EXPENSES

AIIG and AIIC have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. USA Risk Group (USARG) provides certain management, administrative and operational services under the direction of the Company's board of directors pursuant to an agreement. The agreement may be terminated by either party on July 1 of each year within a period not exceeding ninety days and no less than 60 days prior written notice.

Operating and management expenses include compensation paid to members of the board of directors and various committees of the board totaling $140,300 in 1996, $129,183 in 1995 and $85,375 in 1994.


NOTE E--FEDERAL INCOME TAXES

AIIG and AIIC file a consolidated federal income tax return. Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Such temporary differences relate principally to unrealized gains and losses on investments, discounting of loss reserves, accounting change for funds held, recognition of unearned premiums and deferred policy acquisition costs. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset recorded at each balance sheet date is fully realizable. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced. Significant permanent differences between book and taxable income include tax exempt municipal bond income, and the deduction for dividends received.

AMERINST INSURANCE GROUP, INC.

NOTE E--FEDERAL INCOME TAXES--(Continued)

The components of the provision for income tax are as follows:

                                          1996           1995          1994
                                       ----------     ----------    -----------
Federal income tax
  Current tax                          $1,434,172     $  347,423    $ 4,165,249
  Deferred tax (benefit)                 (495,780)       841,771     (1,995,337)
                                       ----------     ----------    -----------

Total federal income tax                  938,392      1,189,194      2,169,912
State income tax                            7,604         43,404         63,096
                                       ----------     ----------    -----------

Provision for income tax               $  945,996     $1,232,598    $ 2,233,008
                                       ==========     ==========    ===========

A reconciliation of income tax at the federal statutory rate to the Company's provision for income tax is as follows:

                                          1996           1995          1994
                                       ----------     ----------    -----------

Income tax at federal statutory rate   $1,031,143     $1,472,058    $ 2,051,673
Effect of tax exempt investment income    (71,449)      (143,386)      (122,038)
State income taxes                          7,604         43,404         63,096
Other                                     (21,302)      (139,478)       240,277
                                       ----------     ----------    -----------

Totals                                 $  945,996     $1,232,598    $ 2,233,008
                                       ==========     ==========    ===========

The composition of the net deferred tax asset at December 31, 1996 is as follows:

                                      Deferred Tax    Deferred Tax
                                          Assets      Liabilities       Net
                                      ------------    ------------  -----------
 Loss reserve discount                 $1,480,805     $             $ 1,480,805
 Unearned premiums                        145,794                       145,794
 Deferred policy acquisition costs                      (207,756)      (207,756)
 Unrealized gain on investments                         (218,744)      (218,744)
 Capital loss carryforward                106,300                       106,300
                                       ----------     ----------    -----------

   Total                               $1,732,899     $ (426,500)   $ 1,306,399
                                       ==========     ===========   ===========

AMERINST INSURANCE GROUP, INC.

NOTE E -- FEDERAL INCOME TAXES -- (Continued)

The composition of the net deferred tax asset at December 31, 1995 is as follows:

                                     Deferred Tax   Deferred Tax
                                        Assets      Liabilities           Net
                                     ------------   ------------      ----------

Loss reserve discount                  $1,580,427    $         -      $1,580,427
Unearned premiums                         142,491                        142,491
Accounting change for funds held                        (627,203)       (627,203)
Deferred policy acquisition costs                       (191,242)       (191,242)
Unrealized gain on investments                          (296,452)       (296,452)
Capital loss                              124,943                        124,943
                                       ----------    -----------      ----------
 Total                                 $1,847,861    $(1,114,897)     $  732,964
                                       ==========    ===========      ==========

In 1993, for tax purposes, the Company changed its method of accounting for funds held by ceding companies and loss reserves retroactive to 1992. The tax effect of this accounting change was reported as a deferred tax liability at December 31, 1993. The Company received approval from the Internal Revenue Service to recognize the effect of the accounting change for federal income tax purposes over the three year period 1994 through 1996. The related deferred tax liability at December 31, 1995 represents the final third of the deferral which is included in the 1996 consolidated federal income tax return.


NOTE F -- INSURANCE REGULATORY MATTERS

AIIC, domiciled in the State of Illinois, prepares statutory financial statements in accordance with accounting practices prescribed or permitted by the Insurance Department of the State of Illinois. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The NAIC currently is in the process of establishing a codified set of statutory accounting practices (the codification), the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. The codification is expected to be effective in 1999. The impact of the codification on AIIC cannot be determined at this time. Significant differences between statutory accounting practices and generally accepted accounting principles as apply to AIIC are as follows:

  . For statutory purposes, policy acquisition costs are charged to operations in the year the costs are incurred rather than being deferred and amortized as premiums are earned.

  . Under statutory accounting practices, there is no provision made for deferred income taxes.

AMERINST INSURANCE GROUP, INC.

NOTE F--INSURANCE REGULATORY MATTERS--(Continued)

     . Certain assets including prepaid expenses are not admitted for statutory purposes.

     . Investments in fixed maturity securities are valued at amortized cost under statutory accounting practices, rather than at market value.

Statutory surplus (stockholder's equity determined on a statutory basis) as reflected in AIIC's Annual Statement filed with the Insurance Department of the State of Illinois was $16,478,241 and $16,055,253 at December 31, 1996 and 1995, respectively. Statutory net income was $1,711,224, $3,969,695 and $4,009,814 in 1996, 1995 and 1994, respectively.

The State of Illinois imposes a restriction on the amount of dividends that can be paid without prior regulatory approval. The maximum amount of dividends that may be paid without such approval is limited to the greater of 10% of statutory surplus or 100% of statutory basis net income for the preceding fiscal year.
The amount of dividends that could be paid by AIIC in 1997 without prior regulatory approval is $1,711,224. Accordingly, $17,078,218 of AIIC's separately determined GAAP basis stockholder's equity of $18,789,442 is unavailable for distribution to AIIG in 1997 without prior regulatory approval.

                     [LETTERHEAD OF JOHNSON LAMBERT & CO.]



                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------
                       ON FINANCIAL STATEMENT SCHEDULES
                       --------------------------------



The Board of Directors
AmerInst Insurance Group, Inc.


Our report on the 1996 consolidated financial statements of AmerInst Insurance Group, Inc. is included on page 12 of this Form 10-K. In connection with our audit of such financial statements, we also audited the related financial statement schedules listed in the index on page 10 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                       /S/JOHNSON LAMBERT & CO.

                                       JOHNSON LAMBERT & CO.
Burlington, Vermont
February 20, 1997


                     [LETTERHEAD OF JOHNSON LAMBERT & CO.]

AMERINST INSURANCE GROUP, INC. (PARENT)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT--SCHEDULE II

Condensed Balance Sheets as of December 31, 1995 and 1996

                                                           December 31,
                                                       1996           1995
                                                    -----------    -----------
ASSETS
Investment in subsidiary                            $18,379,184    $17,537,176
Fixed maturity investments                            1,082,928      1,161,982
Cash                                                      6,339         21,000
Accrued investment income                                20,514         23,494
Prepaid expenses and other assets                        56,341         66,083
Income tax recoverable                                  218,275        111,765
                                                    -----------    -----------
    TOTAL ASSETS                                    $19,763,581    $18,921,500
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Due to subsidiary                                   $    61,325    $   368,655
Deferred federal income tax                               7,399          9,390
Accrued expenses and other liabilities                   13,590         40,798
                                                    -----------    -----------
    TOTAL LIABILITIES                                    82,314        418,843
                                                    -----------    -----------

STOCKHOLDERS' EQUITY
Common stock                                              3,342          3,349
Additional paid-in capital                            7,188,983      7,206,283
Retained earnings                                    12,474,579     11,274,797
Net unrealized gain in held for sale securities          14,363         18,228
                                                    -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                       19,681,267     18,502,657
                                                    -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $19,763,581    $18,921,500
                                                    ===========    ===========

AMERINST INSURANCE GROUP, INC. (PARENT)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT-SCHEDULE II

Condensed Statements of Income for the Years Ended December 31, 1994 through
1996

                                                                         December 31,
                                                               1996          1995          1994
                                                            ----------    ----------    ----------
REVENUE

Net investment income                                       $   56,816    $   63,887    $   65,584
                                                            ----------    ----------    ----------

EXPENSES

Operating and management expenses                              323,970       327,481        86,054
                                                            ----------    ----------    ----------
Income (Loss) Before Income Taxes and Undistributed
  Earnings of Subsidiary                                      (267,154)     (263,594)      (20,470)
Income Tax (Benefit)                                           (98,355)     (111,765)      (29,258)
                                                            ----------    ----------    ----------
Income (Loss) before undistributed income of subsidiary       (168,799)     (151,829)        8,788

Undistributed Net Income of Subsidiary                       2,255,577     3,248,814     3,792,537
                                                            ----------    ----------    ----------

    NET INCOME                                              $2,086,778    $3,096,985    $3,801,325
                                                            ==========    ==========    ==========

AMERINST INSURANCE GROUP, INC. (PARENT)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT--SCHEDULE II

Condensed Statements of Cash Flows for the Years Ended December 31, 1994 through 1996

                                                          1996         1995         1994
                                                        ---------    ---------    --------
OPERATING ACTIVITIES

Net Cash Provided by Operations                         $ 829,642    $ 474,335    $ 84,480
                                                        ---------    ---------    --------

INVESTING ACTIVITIES

Purchases of fixed-maturity investments                  (190,000)    (105,000)
Sale and maturities of fixed maturity investments         250,000                  100,512
Net (purchases) sales of short-term investments                         46,637     (41,124)
                                                        ---------    ---------    --------
Net Cash Provided by (Used in) Investing Activities        60,000      (58,363)     59,388
                                                        ---------    ---------    --------

FINANCING ACTIVITIES

Dividends paid                                           (869,661)    (435,412)
Purchases of treasury stock                               (34,642)     (65,079)    (41,471)
                                                        ---------    ---------    --------
Net Cash Used in Financing Activities                    (904,303)    (500,491)    (41,471)
                                                        ---------    ---------    --------
INCREASE (DECREASE) IN CASH                               (14,661)     (84,519)    102,397

CASH AT BEGINNING OF YEAR                                  21,000      105,519       3,122
                                                        ---------    ---------    --------
CASH AT END OF YEAR                                     $   6,339    $  21,000    $105,519
                                                        =========    =========    ========

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1997                        AMERINST INSURANCE GROUP, INC.


                                          By NORMAN BATCHELDER
                                             -----------------------------------
                                             Norman C. Batchelder, President
                                             (Date)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.


Signature                          Title                    Date
---------                          -----                    ----

NORMAN C. BATCHELDER    President and Director          March 27, 1997
----------------------  (Principal Executive Officer)
Norman C. Batchelder


BRUCE W. BREITWEISER    Vice President and Director     March 27, 1997
----------------------
Bruce W. Breitweiser


RONALD S. KATCH         Treasurer and Director          March 27, 1997
----------------------  (Principal Financial and
Ronald S. Katch         Accounting Officer)


JEROME A. HARRIS        Assistant Treasurer,            March 27, 1997
----------------------  Asst. Secretary and Director
Jerome A. Harris


CHARLES B. LARSON       Secretary and Director          March 27, 1997
----------------------
Charles B. Larson


                               INDEX TO EXHIBITS
                           YEAR ENDED DECEMBER 31, 1996

Exhibit                                                                            Sequential
Number      Description                                                            Page Number
------      -----------                                                            -----------
 3(i)       Certificate of Incorporation of the Company (1)
 3(ii)      Bylaws of the Company (1)
 4.1        Article Fourth of Certificate of Incorporation -- included in Exhibit
            3(i) above
 4.2        Statement of Stock Ownership Policy, as Amended (filed herewith)
10.1        Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2        Agreement between Country Club Bank and AIIC (2)
10.3        Agreement between Country Club Bank and AIIG (2)
10.4        Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4) 1995 placement slip (5) and 1996 placement slip (6)
10.5        Revised Management Agreement between USA Risk Group (USARG) and
            AIIC dated July 1, 1994 (5) and addendum to Management Agreement dated August 26, 1996 (6)
10.6        Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7        Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)
21          Subsidiaries of the Registrant (1)
27          Financial Data Schedules

----------------
(1) Filed with the Company's Registration Statement on Forms S-1, Registration No. 33-17421 and incorporated herein by reference.

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

(6) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.