Form 10-K405/A
period 1996-12-31
AMERINST INSURANCE GROUP INC
filed 1997-04-16
CIK 822615

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)
[X]                Annual report pursuant to section 13 or 15(d)
             of the Securities Exchange Act of 1934 (Fee Required)
                 For the fiscal year ended December 31, 1996.

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

Number of shares of the $.01 par value common stock outstanding as of March 19, 1997 was 333,894.

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

As of March 24, AIIG had 2,595 holders of record of its common stock.  On
August 28, 1995, the Board adopted a dividend policy for AIIG to pay a quarterly dividend of $0.65 per share subject to legally available funds and specific Board approval for each quarter. During 1996, AIIG paid cash dividends of $869,661 representing four quarterly payments of $0.65 per share. During 1995, AIIG paid two quarterly dividends of $.65 totalling $435,412. The declaration of dividends by AIIG's Board of Directors is dependent upon AIIG's and AIIC's capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. For a description of the restrictions which Illinois law imposes on AIIC's ability to pay dividends, see Item 1 above.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 1997                        AMERINST INSURANCE GROUP, INC.


                                          By /s/ NORMAN C. BATCHELDER
                                             -----------------------------------
                                             Norman C. Batchelder, President