Form 10-Q
period 1997-03-31
AMERINST INSURANCE GROUP INC
filed 1997-05-15
CIK 822615

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


         [X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

                For the Quarterly period ended March 31, 1997.


         [_] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

        For the transition period from _____________ to ______________.


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

                           [X]  YES          [_]  NO


Number of shares of common stock outstanding:

                                                        Number outstanding
        Class                                           as of May 5, 1997
        -----                                           ------------------
$0.01 par value common                                        333,872

                        AMERINST INSURANCE GROUP, INC.
                    CONDENSED CONSOLIDATED BALANCE  SHEETS
                                  (Unaudited)

                                                                      As of          As of
                                                                    March 31,     December 31,
                                                                      1997           1996
                                                                   -----------    ------------
ASSETS

INVESTMENTS
    Fixed maturity investments, at market value ...............    $34,645,050    $35,688,432
    Short-term investments, at market value ...................      2,481,396      1,814,010
    Equity securities, at market value ........................      2,215,058      2,260,878
                                                                   -----------    -----------

        TOTAL INVESTMENTS .....................................     39,341,504     39,763,320

    Cash ......................................................        486,674        220,855
    Assumed reinsurance premiums receivable ...................      1,097,863        929,798
    Reinsurance recoveries receivable .........................      1,875,063      2,019,975
    Accrued investment income .................................        562,301        515,870
    Income taxes receivable ...................................         31,599              -
    Deferred policy acquisition costs .........................        719,403        611,048
    Deferred income tax asset .................................      1,513,599      1,306,399
    Prepaid expenses and other assets .........................         65,390         90,008
                                                                   -----------    -----------

        TOTAL ASSETS ..........................................    $45,693,396    $45,457,273
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Unpaid losses and loss adjustment expenses ................    $20,839,109    $20,299,937
    Unearned premiums .........................................      2,524,222      2,144,027
    Reinsurance balances payable ..............................      2,327,155      2,152,056
    Income taxes payable ......................................              -        316,199
    Accrued expenses and other liabilities ....................        460,656        453,529
                                                                   -----------    -----------

        TOTAL LIABILITIES .....................................     26,151,142     25,365,748
                                                                   -----------    -----------

STOCKHOLDERS' EQUITY

    Common stock, $.01 par value, 2,000,000 shares authorized:
        1997: 333,872 issued and outstanding
        1996: 334,180 issued and outstanding ..................          3,339          3,342
    Additional paid-in capital ................................      7,183,883      7,188,983
    Retained earnings .........................................     12,248,425     12,474,579
    Unrealized gains on investments, net of tax ...............        106,607        424,621
                                                                   -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY ............................     19,542,254     20,091,525
                                                                   -----------    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............    $45,693,396    $45,457,273
                                                                   ===========    ===========


See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (Unaudited)

                                                   Three Months   Three Months
                                                      Ended          Ended
                                                    March 31,      March 31,
                                                      1997           1996
                                                   ------------   ------------
REVENUE
  Premiums earned...............................   $ 1,155,411    $ 1,177,029
  Net investment income.........................       605,601        634,786
  Net realized capital gain.....................        82,892        169,422
                                                   -----------    -----------

     Total revenue..............................     1,843,904      1,981,237

LOSSES AND EXPENSES
  Losses and loss adjustment expense............     1,374,887      1,086,821
  Policy acquisition costs......................       329,383        309,738
  Operating and management expenses.............       186,322        220,293
                                                   -----------    -----------

     Total losses and expenses..................    1,890,592       1,616,852
                                                   -----------    -----------

Income before income taxes......................       (46,688)       364,385
  Provision for income taxes....................       (41,173)       103,821
                                                   -----------    -----------

NET INCOME (LOSS)...............................   $    (5,515)   $   260,564
                                                   ===========    ===========


RETAINED EARNINGS, BEGINNING OF PERIOD..........   $12,474,579    $11,274,797
Net income (loss)...............................        (5,515)       260,564
Dividends paid..................................      (217,031)      (217,607)
Excess of purchase price on stock redemptions...       ( 3,608)        (2,767)
                                                   -----------    -----------

RETAINED EARNINGS, END OF PERIOD................   $12,248,425    $11,314,987
                                                   ===========    ===========

Per common share data
Net income (loss)...............................   $      0.02    $      0.78
                                                   ===========    ===========

Dividends paid..................................   $      0.65    $      0.65
                                                   ===========    ===========

  Weighted average number of shares
    outstanding for the entire period...........       333,902        334,773
                                                   ===========    ===========


See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                             Three Months   Three Months
                                                                Ended          Ended
                                                              March 31,      March 31,
                                                                1997           1996
                                                             ------------   ------------

OPERATING ACTIVITIES
Net Cash Provided (Used) by Operating Activities....         $   468,781    $   693,782
                                                             -----------    -----------

INVESTING ACTIVITIES
  Purchases of investments...........................         (1,371,404)    (4,803,315)
  Proceeds from sales and maturities of investments..          2,051,878      1,930,082
  Net sales (purchases) of short term investments....           (655,097)     2,367,064
                                                             -----------    -----------

Net Cash Provided (Used) by Investing Activities....              25,377       (506,169)
                                                             -----------    -----------

FINANCING ACTIVITIES
  Redemption of shares...............................            (11,308)       ( 5,068)
  Dividends paid.....................................           (217,031)      (217,607)
                                                             -----------    -----------

Net Cash Provided (Used) by Financing Activities....            (228,339)      (222,675)
                                                             -----------    -----------

INCREASE (DECREASE) IN CASH.........................         $   265,819    $  ( 35,062)
                                                             ===========    ===========


See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 1997

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 1996 and notes thereto, included in the Registrant's annual report as of that date. Certain prior period amounts have been reclassified to conform with current period presentations.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATIONS

A net loss of $(5,515) was recorded for the first quarter of 1997 in comparison to net income of $260,564 for the same period of 1996. As compared to the first quarter of 1996, the change in earnings is primarily attributable to an increase in the loss reserving ratio along with slightly lower return on investments.

Earned premiums were relatively flat in the first quarter of 1997 as compared to the first quarter of 1996 due to a continued competitive accountants professional liability insurance market. The change in earned premium of $21,618 represents a 2% decrease. The loss ratio for the first quarter of 1997 was 119% as compared to 92% for the same period of 1996. The loss ratio of 119% represents management's current estimated effective loss rate selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. Losses incurred in the first quarter of 1997 do not reflect any development of prior year reserves. The Company's overall loss ratio for the year ended December 31, 1996 was 50%. However, as reported as of December 1996, excluding the effects of favorable development, the 1996 treaty year estimated loss ratio was established at 120%. The reported loss ratio for the first quarter of 1997 is slightly less than 120% due to the effect of a lower selected loss ratio for treaty year, 1995, for which a small amount of premium is still being earned. These fluctuations combined to result in a net underwriting loss of $(735,181) for the period as compared to $(439,824) for the same period in 1996.

AMERINST INSURANCE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--
(Continued)

OPERATIONS--(Continued)

Investment yield of 6.1% consisting of interest and dividend income, represents a slight decrease from the 6.5% return earned in the first quarter of 1996. Additionally, sales of securities during the quarter resulted in realized capital gains of $82,892 as compared to gains of $169,422 in the first quarter of 1996. Gains recorded in the first quarter of 1997 primarily relate to sales of equities. Proceeds from these sales were subsequently reinvested in other equity securities. The first quarter 1996 realized gains were attributable to the liquidation of $1,250,000 in mutual funds which were sold based on the advice of an equity manager retained by the Company.


FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 1997, total invested assets amounted to $39,341,504, a decrease of $421,816 or 1% from $39,763,320 at December 31, 1996. Cash balances increased from $220,855 at December 31, 1996 to $486,674 at March 31, 1997, an increase of 120%. Short-term investments increased from $1,814,010 at December 31, 1996 to $2,481,396 at March 31, 1997, an increase of 37%. The increase in cash and short-term investments is primarily the result of maturities of debt securities which were not immediately reinvested. The Company reinvested these funds in equity securities early in the second quarter of 1997. The ratio of cash and invested assets to total liabilities at March 31, 1997 was 1.56 to 1, compared to a ratio of 1.43 to 1 at March 31, 1996.

Deferred policy acquisition costs, representing the deferral of ceding commissions expense related to premiums not yet earned, increased from December 31, 1996 along with the increase in unearned premiums. The current ceding commission rate, which became effective August 1, 1995, is 28.5%.

The Registrant paid its seventh consecutive quarterly dividend of $0.65 per share during the first quarter of 1997.

AMERINST INSURANCE GROUP, INC.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

       (a)  Exhibits

       See Index to Exhibits immediately following the signature page.


       (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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


                                 AMERINST INSURANCE GROUP, INC.
                                 ------------------------------
                                          (Registrant)



May 12, 1997    Bruce W. Breitweiser
                -------------------------------
                Bruce W. Breitweiser
                (Vice President and Chief Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant.)

AMERINST INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit
Number    Description
------    -----------

3(i)      Certificate of Incorporation of the Company (1)
3(ii)     Bylaws of the Company (1)
4.1 Article Fourth of Certificate of Incorporation -- included in Exhibit 3(i) above
4.2       Statement of Stock Ownership Policy, as amended (7)
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4), 1995 placement slip (5) and 1996 placement slip
          (6)
10.5 Revised Management Agreement between USA Risk Group (USARG) and AIIC dated July 1, 1994 (5) and addendum to Management Agreement dated August 26, 1996 (6)
10.6 Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7 Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)
27        Financial Data Schedule (filed herewith)
----------------------------

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

(7) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.