Form 10-Q
period 1997-06-30
AMERINST INSURANCE GROUP INC
filed 1997-08-13
CIK 822615

                      SECURITIES AND EXCHANGE COMMISSION



                            Washington, D.C. 20549



                                 FORM 10-Q



  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the Quarterly period ended June 30, 1997

  [_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the transition period from                      to                    .
                                 --------------------    -------------------

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


                        [X] YES               [_] NO


Number of shares of common stock outstanding:

                                                Number outstanding
     Class                                      as of August 6, 1997
     -----                                      ----------------------
$0.01 par value common                                  333,822

                        AMERINST INSURANCE GROUP, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            As of             As of
                                                           June 30,        December 31,
                                                             1997             1996
                                                        ------------     --------------
                                                         (unaudited)
ASSETS
INVESTMENTS
 Fixed-maturity securities, at market..................  $31,726,607        $35,688,432
 Short-term investments at market......................                       1,687,461
 Equity securities, at market..........................    4,050,147          2,260,878
                                                         -----------        -----------

     TOTAL INVESTMENTS.................................   35,776,754         39,636,771

OTHER ASSETS

 Cash..................................................    5,558,848            347,404
 Assumed reinsurance premiums receivable...............      647,289            929,798
 Reinsurance recoveries receivable.....................    1,732,824          2,019,975
 Accrued investment income.............................      454,357            515,870
 Deferred policy acquisition costs.....................      620,135            611,048
 Deferred federal income taxes.........................    1,316,726          1,306,399
 Prepaid expenses and other assets.....................       92,033             90,008
 Income tax recoverable................................      110,018
                                                         -----------        -----------

     TOTAL OTHER ASSETS................................   10,532,230          5,820,502
                                                         -----------        -----------
     TOTAL ASSETS......................................  $46,308,984        $45,457,273
                                                         ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

 Losses and loss adjustment expenses...................  $21,548,891        $20,299,937
 Unearned premiums.....................................    2,175,913          2,144,027
 Reinsurance balances payable..........................    2,404,949          2,152,056
 Income taxes payable..................................                         316,199
 Accrued expenses and other liabilities................      454,576            453,529
                                                         -----------        -----------
     TOTAL LIABILITIES.................................   26,584,329         25,365,748

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 2,000,000 shares
   authorized:   1997: 333,822 issued and outstanding
                 1996: 334,180 issued and outstanding..        3,338              3,342
 Additional paid-in capital............................    7,182,083          7,188,983
 Retained earnings.....................................   11,893,520         12,474,579
 Unrealized investment gains, net of taxes.............      645,714            424,621
                                                         -----------        -----------
     TOTAL STOCKHOLDERS' EQUITY........................   19,724,655         20,091,525

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $46,308,984        $45,457,273
                                                         ===========        ===========


See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)





                                                  Six Months   Six Months    Three Months    Three Months
                                                    Ended         Ended          Ended          Ended
                                                   June 30,     June 30,       June 30,        June 30,
                                                     1997         1996           1997            1996
                                                 -----------   -----------    -----------    ------------
REVENUE
 Premiums earned...............................  $ 2,407,565   $ 2,457,001    $ 1,252,154    $ 1,279,972
 Net investment income.........................    1,195,868     1,252,236        590,267        617,450
 Net realized capital gain (loss)..............       69,612        39,265        (13,280)      (130,157)
                                                 -----------   -----------    -----------    -----------

     TOTAL REVENUE.............................    3,673,045     3,748,502      1,829,141      1,767,265

LOSSES AND EXPENSES
 Losses and loss adjustment expenses...........    2,873,596     2,248,717      1,498,709      1,161,896
 Commissions expense...........................      686,268       665,269        356,885        355,531
 Other operating and management expenses.......      380,610       457,310        194,288        237,016
                                                 -----------   -----------    -----------    -----------

     TOTAL LOSSES AND EXPENSES.................    3,940,474     3,371,296      2,049,882      1,754,443
                                                 -----------   -----------    -----------    -----------

Income (loss) before income taxes..............     (267,429)      377,206       (220,741)        12,822
 Provision for income tax expense (benefit)....     (125,440)       97,149        (84,267)        (6,672)
                                                 -----------   -----------    -----------    -----------

NET INCOME (LOSS)..............................     (141,989)  $   280,057    $  (136,474)   $    19,494
                                                 ===========   ===========    ===========    ===========

RETAINED EARNINGS, BEGINNING OF PERIOD.........   12,474,579   $11,274,797    $12,248,425    $11,314,987
Net income (loss)..............................     (141,989)      280,057       (136,474)        19,494
Dividend paid..................................     (434,015)     (435,123)      (216,984)      (217,516)
Excess of purchase price on stock redemptions..       (5,055)       (7,162)        (1,447)        (4,396)
                                                 -----------   -----------    -----------    -----------

RETAINED EARNINGS, END OF PERIOD...............  $11,893,520   $11,112,569    $11,893,520    $11,112,569
                                                 ===========   ===========    ===========    ===========


Per common share data
Net income (loss)..............................  $      (.43)  $      0.84    $      (.41)   $      0.06
                                                 ===========   ===========    ===========    ===========

Dividend paid..................................  $      1.30   $      1.30    $       .65    $      0.65
                                                 ===========   ===========    ===========    ===========

 Weighted average number of shares
  outstanding for the entire period............      333,869       334,703        333,836        334,773
                                                 ===========   ===========    ===========    ===========



See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                      Six Months   Six Months
                                                        Ended        Ended
                                                       June 30,     June 30,
                                                         1997         1996
                                                      ----------   ----------

OPERATING ACTIVITIES

Net Cash Provided by Operating Activities...........  $ 2,175,159  $ 1,083,018
                                                      -----------  -----------

INVESTING ACTIVITIES
 Proceeds from sales of investments.................    7,044,963   11,597,311
 Purchases of fixed-maturity securities.............   (4,484,420) (13,656,195)
 Net sales of short-term investments................      921,712      984,770
                                                      -----------  -----------

Net Cash Provided by (used in) Investing Activities.    3,482,255   (1,074,114)

FINANCING ACTIVITIES
 Redemption of shares...............................      (11,955)     (12,962)
 Shareholder dividend...............................     (434,015)    (435,123)
                                                      -----------  -----------

Net Cash Used by Financing Activities...............     (445,970)    (448,085)
                                                      -----------  -----------

INCREASE (DECREASE) IN CASH.........................  $ 5,211,444  $  (439,181)
                                                      ===========  ===========



See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 1997

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Three months ended June 30, 1997 compared to three months ended June 30, 1996:

Net income decreased by $155,968 from $19,494 in the second quarter of 1996 to $(136,474) in the second quarter of 1997. The change in earnings is primarily attributable to an increase in the loss reserving ratio for the 1996-97 treaty year along with slightly lower return on investments. Net investment income for the second quarter of 1997 was $590,267, compared to $617,450 for the same quarter of 1996. Sales of securities during the three months ended June 30, 1997 resulted in realized capital losses of $(13,280) as compared to losses of $(130,157) in the same period in 1996. Investment yield for the three month period remained consistent with recent experience at approximately 6.2%.

Earned premiums for the three month period ended June 30, 1997 amounted to $1,252,154 representing a $27,818 decline, or approximately 2%, from the same period of the prior year and is due to the continued competitive accountants professional liability insurance market. The loss ratio for the three month period ended June 30, 1997 was 120% as compared to 91% for the same period of 1996. The loss ratio of 120% represents management's current estimated effective loss ratio selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. The Company's overall loss ratio for the year ended December 31, 1996 was 50%. However, as reported as of December 1996, excluding the effects of favorable development, the 1996-97 treaty year estimated loss ratio was established at 120%. The net underwriting loss for the most recent quarter of $(797,728) exceeded the second quarter 1996 underwriting loss of $(474,471) primarily due to the increase in loss reserving ratio for the 1996-97 treaty year.

Six months ended June 30, 1997 compared to six months ended June 30, 1996:

Net income decreased by $422,046 from $280,057 for the six months ended June 30, 1996 to $(141,989) for the six months ended June 30, 1997. Again, this difference is due primarily to the change in loss reserving ratio for the 1996-97 treaty year as well as slightly lower return on investments. Investment yield for the six month period was approximately 5.9% as compared to 6.5% for the first six months of 1996. The lower yield is primarily attributable to an increase in holdings of tax free municipal securities and an increase in equity securities which generate less realized investment income. Sales of securities during the first six months of 1997 resulted in realized capital gains of $69,612 as compared to gains of $39,265 in the same period in 1996.

Earned premiums for the first six months of 1997 of $2,407,565 represents a decline of $49,436, or approximately 2%, from the same period of the prior year and is due to the continued competitive accountants professional liability insurance market. The loss ratio through the first six months of 1997 was 119% as compared to 92% for the same period of 1996. The loss ratio of 119% represents management's current estimated effective loss ratio selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. Losses incurred through June 30, 1997 do not reflect any development of prior year reserves. Management expects to make a determination in the fourth quarter whether an adjustment to reserves for prior years is appropriate. The Company's overall loss ratio for the year ended December 31, 1996 was 50%. However, as reported as of December 1996, excluding the effects of favorable development, the 1996-97 treaty year estimated loss ratio was established at 120%. The reported loss ratio through the first six months of 1997 is slightly less than 120% due to the effect of a lower selected loss ratio for treaty year 1995, for which a small amount of premium is still being earned. These fluctuations combined to result in a net underwriting loss of $(1,532,909) for the period as compared to $(914,295) for the same period in 1996.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 1997, total invested assets amounted to $35,776,754 a decrease of $3,860,017 or 9.7% from $39,636,771 at December 31, 1996. Cash balances increased from $347,404 at December 31, 1996 to $5,558,848 at June 30, 1997, an increase of 1,500% due to the sale of approximately $4,500,000 in bonds that Virginia Surety Company released from the trust account to the Company near the end of the second quarter. These funds were partially invested in fixed-maturity securities with $1,000,000 invested in common stock early in the third quarter of 1997. Short-term investments decreased from $1,687,461 at December 31, 1996 to $0 at June 30, 1997, due to the Company's decision to replace short-term bond investments with investments in common stock. The ratio of cash and invested assets to total liabilities and stockholders' equity at June 30, 1997 was .91 to 1, compared to a ratio of .87 to 1 at June 30, 1996.

The Registrant paid its eighth consecutive quarterly dividend of $0.65 per share during the second quarter of 1997.

Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance decreased from $929,798 at December 31, 1996 to $647,289 at June 30, 1997 as a result of a decrease in premiums written in the second quarter of 1997 as a majority of premiums are written in the third quarter.


Item 4.  Submission of Matters to a Vote of Security-Holders.

         (a) The Company's Annual Meeting of Stockholders was held on May 12, 1997.

         (c) At said Annual Meeting, stockholders voted on the election of two directors. The stockholders elected the members of the management slate in an uncontested election.

             Director               Votes For    Votes Against or Withheld
             --------               ---------    -------------------------

             Bruce W. Breitweiser    134,981              10,573

             Ronald S. Katch         134,599              10,955

             No other matters were voted on at the Annual Meeting.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             See Index to Exhibits immediately following the signature page.

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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



                                 AMERINST INSURANCE GROUP, INC.
                                 ------------------------------
                                          (Registrant)



August 11, 1997    Bruce W. Breitweiser
                   ----------------------------------
                   Bruce W. Breitweiser
                   (Vice President and Chief Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant.)

AMERINST INSURANCE GROUP, INC.

INDEX TO EXHIBITS


Exhibit
Number         Description
------         -----------



3(i)           Certificate of Incorporation of the Company (1)

3(ii)          Bylaws of the Company (1)

4.1            Article Fourth of Certificate of Incorporation -- included in
               Exhibit 3(i) above
4.2            Statement of Stock Ownership Policy, as amended (7)
10.1           Reinsurance Treaty between AIIC and Virginia Surety Company, Inc.
               (2)
10.2           Agreement between Country Club Bank and AIIC (2)
10.3           Agreement between Country Club Bank and AIIG (2)
10.4           Reinsurance Treaty between AIIC and CNA Insurance Companies (3),
               1994 placement slip (4) 1995 placement slip (5) and 1996
               placement slip (6)
10.5           Management Agreement between Vermont Insurance Management, Inc.
               and AIIC dated May 1, 1997 (filed herewith)
10.6           Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7           Security Trust Agreement among AIIC, Harris Trust and Savings
               Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)
27             Financial Data Schedule (filed herewith)

--------------

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

(5) Filed with the Company's Quarterly Report on Form 10-Q for the quarter end September 30, 1995 and incorporated herein by reference.

(6) Filed with the Company's Quarterly Report on Form 10-Q for the quarter end September 30, 1996 and incorporated herein by reference.

(7) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.