Form 10-Q
period 1997-09-30
AMERINST INSURANCE GROUP INC
filed 1997-11-12
CIK 822615

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

                For the Quarterly period ended September 30, 1997

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

                            [X] YES      [_] NO

Number of shares of common stock outstanding:

                                                  Number outstanding
       Class                                    as of October 29, 1997
       -----                                    ----------------------
$0.01 par value common                                 333,789

                        AMERINST INSURANCE GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    As of         As of
                                                                September 30,  December 31,
                                                                     1997          1996
                                                                -------------  ------------
                                                                 (unaudited)
ASSETS

INVESTMENTS
  Fixed-maturity securities, at market.........................  $34,687,539   $35,688,432
  Short-term investments at market.............................      978,629     1,687,461
  Equity securities, at market.................................    6,227,677     2,260,878
                                                                 -----------   -----------

     TOTAL INVESTMENTS.........................................   41,893,845    39,636,771

OTHER ASSETS
  Cash.........................................................      474,687       347,404
  Assumed reinsurance premiums receivable......................    1,022,559       929,798
  Reinsurance recoveries receivable............................    1,725,763     2,019,975
  Accrued investment income....................................      547,588       515,870
  Deferred policy acquisition costs............................      742,830       611,048
  Deferred federal income taxes................................    1,091,066     1,306,399
  Prepaid expenses and other assets............................       53,616        90,008
  Income tax recoverable.......................................      138,982
                                                                 -----------   -----------

     TOTAL OTHER ASSETS........................................    5,797,091     5,820,502
                                                                 -----------   -----------

     TOTAL ASSETS..............................................  $47,690,936   $45,457,273
                                                                 ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Losses and loss adjustment expenses..........................  $21,961,232   $20,299,937
  Unearned premiums............................................    2,606,422     2,144,027
  Reinsurance balances payable.................................    2,438,971     2,152,056
  Income taxes payable.........................................                    316,199
  Accrued expenses and other liabilities.......................      441,023       453,529
                                                                 -----------   -----------

     TOTAL LIABILITIES.........................................   27,447,648    25,365,748

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 2,000,000 shares authorized:
       1997: 333,789 issued and outstanding
       1996: 334,180 issued and outstanding....................        3,338         3,342
  Additional paid-in capital...................................    7,182,083     7,188,983
  Retained earnings............................................   11,931,356    12,474,579
  Unrealized investment gains, net of taxes....................    1,126,511       424,621
                                                                 -----------   -----------

     TOTAL STOCKHOLDERS' EQUITY................................   20,243,288    20,091,525
                                                                 -----------   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $47,690,936   $45,457,273
                                                                 ===========   ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)


                                                  Nine Months     Nine Months     Three Months    Three Months
                                                     Ended           Ended           Ended           Ended
                                                 September 30,   September 30,   September 30,   September 30,
                                                      1997            1996            1997            1996
                                                 -------------   -------------   -------------   -------------
REVENUE
  Premiums earned..............................    $ 3,407,213     $ 3,622,382     $   999,649     $ 1,165,381
  Net investment income........................      1,793,221       1,849,630         597,353         597,394
  Net realized capital gain (loss).............        180,503          12,750         110,891         (26,515)
                                                   -----------     -----------     -----------     -----------

          TOTAL REVENUE........................      5,380,937       5,484,762       1,707,893       1,736,260

LOSSES AND EXPENSES
  Losses and loss adjustment expenses..........      4,041,048       3,297,379       1,167,452       1,048,662
  Commissions expense..........................        971,172         997,544         284,903         332,275
  Other operating and management expenses......        548,267         629,465         167,657         172,155
                                                   -----------     -----------     -----------     -----------

          TOTAL LOSSES AND EXPENSES............      5,560,487       4,924,388       1,620,012       1,553,092
                                                   -----------     -----------     -----------     -----------

Income (loss) before income taxes..............       (179,550)        560,374          87,881         183,168
 Provision for income tax expense (benefit)....       (292,379)        127,217        (166,939)         30,068
                                                   -----------     -----------     -----------     -----------

NET INCOME (LOSS)..............................        112,829     $   433,157     $   254,820     $   153,100
                                                   ===========     ===========     ===========     ===========


RETAINED EARNINGS, BEGINNING OF PERIOD.........     12,474,579     $11,274,797     $11,893,520     $11,112,569
Net income (loss)..............................        112,829         433,157         254,820         153,100
Dividend paid..................................       (651,000)       (652,497)       (216,984)       (217,374)
Excess of purchase price on stock redemptions..         (5,052)        (11,362)              0          (4,200)
                                                   -----------     -----------     -----------     -----------

RETAINED EARNINGS, END OF PERIOD...............    $11,931,356     $11,044,095     $11,931,356     $11,044,095
                                                   ===========     ===========     ===========     ===========

Per common share data
Net income (loss)                                  $       .34     $      1.29     $       .76     $       .46
                                                   ===========     ===========     ===========     ===========

Dividend paid                                      $      1.95     $      1.95     $       .65     $       .65
                                                   ===========     ===========     ===========     ===========

  Weighted average number of shares
   outstanding for the entire period                   333,864         334,618         333,821         334,449
                                                   ===========     ===========     ===========     ===========


See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         Nine Months         Nine Months
                                                            Ended               Ended
                                                         September 30,       September 30,
                                                             1997                1996
                                                        ---------------     ---------------
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities.............   $ 3,239,679          $   808,639
                                                         -----------          -----------
INVESTING ACTIVITIES
  Proceeds from sales of investments..................     8,142,786           15,974,386
  Purchases of fixed-maturity securities..............    (9,887,047)         (16,629,258)
  Net sales of short-term investments.................      (705,180)            (188,051)
                                                         -----------          -----------

Net Cash Provided by (used in) Investing Activities...    (2,449,441)            (842,923)

FINANCING ACTIVITIES
  Redemption of shares................................       (11,955)             (20,566)
  Shareholder dividend................................      (651,000)            (652,497)
                                                         -----------          -----------

Net Cash Used by Financing Activities.................      (662,955)            (673,063)
                                                         -----------          -----------

INCREASE (DECREASE) IN CASH...........................   $   127,283          $  (707,347)
                                                         ===========          ===========


See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 1997

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Three months ended September 30, 1997 compared to three months ended September 30, 1996:

Net income increased by $101,720 from $153,100 in the third quarter of 1996 to $254,820 in the third quarter of 1997. The increase is due to a decrease in the pretax income of $95,287 as discussed below, offset by a decrease in the provision for income tax expense of $197,007. The decrease in the provision for income tax expense is primarily the result of a federal income tax refund of $138,982 received in 1997 for the 1992 and 1993 tax years.

Pretax income decreased by $95,287 from $183,168 in the third quarter of 1996 to $87,881 in the third quarter of 1997. The change in earnings is primarily attributable to an increase in the loss reserving ratio for the 1996-97 treaty year, which took effect in the fourth quarter of 1996, along with a decrease in premium earned. Net investment income for the third quarter of 1997 was $597,353, compared to $597,394 for the same quarter of 1996; however, the investment yield for the third quarter of 1997 was approximately 5.7% compared to 6.0% for the same period in 1996. The lower yield is attributable to an increase in holdings of tax free municipal securities and an increase in equity securities which generate less realized investment income. Sales of securities during the three months ended September 30, 1997 resulted in net realized capital gains of $110,891 as compared to net realized losses of $(26,515) in the same period in 1996.

Earned premiums for the three month period ended September 30, 1997 amounted to $999,649 representing a $165,732 decline, or approximately 14%, from the same period of the prior year. All of the Company's premium revenue represents accountants professional liability insurance premium from CNA. As a result of the competitive market, CNA has been offering discounts based on favorable loss experience in order to maintain and increase their market share. These discounts are the primary reason for the decline in earned premiums.

The loss ratio for the three month period ended September 30, 1997 was 117% as compared to 90% for the same period of 1996. The loss ratio of 117% represents management's current estimated effective loss ratio selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. The Company's overall loss ratio for the year ended December 31, 1996 was 50%. However, as reported as of December 1996, excluding the effects of favorable development, the 1996-97 treaty year estimated loss ratio was established at 120%. The net underwriting loss for the most recent quarter of $(620,363) exceeded the third quarter 1996 underwriting loss of $(387,711) primarily due to the increase in loss reserving ratio for the 1996-97 treaty year coupled with a decrease in premiums earned.

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996:

Net income decreased by $320,328 from $433,157 for the nine months ended September 30, 1996 to $112,829 for the nine months ended September 30, 1997. The decrease is due to a decrease in pretax income of $739,924 as discussed below, partially offset by the effect of a federal income tax refund of $138,982 received in 1997 for the 1992 and 1993 tax years.

Pretax income decreased by $739,924 from $560,374 for the nine months ended September 30, 1996 to $(179,550) for the nine months ended September 30, 1997. The change in earnings is primarily attributable to an increase in the loss reserving ratio for the 1996-97 treaty year along with a decrease in premium earned. Net investment income for the nine month period ended September 30, 1997 was $1,793,221, compared to $1,849,630 for the same period in 1996. The investment yield for the nine month period ended September 30, 1997 was approximately 5.7% compared to 6.0% for the same period in 1996. The lower net investment income and lower yield are attributable to an increase in holdings of tax free municipal securities and an increase in equity securities which generate less realized investment income. Sales of securities during the nine month period ended September 30, 1997 resulted in net realized capital gains of $180,503 as compared to net realized gains of $12,750 in the same period in 1996.

Earned premiums for the first nine months of 1997 of $3,407,213 represents a decline of $215,169, or approximately 6%, from the same period of the prior year. All of the Company's premium revenue represents accountants professional liability insurance premium from CNA. As a result of the competitive market, CNA has been offering discounts based on favorable loss experience in order to maintain and increase their market share. These discounts are the primary reason for the decline in earned premiums.

The loss ratio through the first nine months of 1997 was 119% as compared to 91% for the same period of 1996. The loss ratio of 119% represents management's current estimated effective loss ratio selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. Losses incurred through September 30, 1997 do not reflect any development of prior year reserves. Management expects to make a determination in the fourth quarter whether an adjustment to reserves for prior years is appropriate. The Company's overall loss ratio for the year ended December 31, 1996 was 50%. However, as reported as of December 1996, excluding the effects of favorable development, the 1996-97 treaty year estimated loss ratio was established at 120%. The reported loss ratio through the first nine months of 1997 is slightly less than 120% due to the effect of a lower selected loss ratio for treaty year 1995, for which a small amount of premium is still being earned.

These fluctuations in the loss ratio and the decrease in premiums earned result in a net underwriting loss of $(2,153,274) for the nine month period ended September 30, 1997 as compared to $(1,302,006) for the same period in 1996.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 1997, total invested assets amounted to $41,893,845, an increase of $2,257,074 or 5.7% from $39,636,771 at December 31, 1996. Cash balances increased from $347,404 at December 31, 1996 to $474,687 at September 30, 1997, an increase of 37%. Short-term investments decreased from $1,687,461 at December 31, 1996 to $978,629 at September 30, 1997. The amount of short-term investments will fluctuate based on the timing of bond maturities. As bonds mature, the proceeds are temporarily placed in short-term investments until they are reinvested. The ratio of cash and invested assets to total liabilities and stockholders' equity at September 30, 1997 was .89 to 1, compared to a ratio of
 .88 to 1 at September 30, 1996.

The Registrant paid its ninth consecutive quarterly dividend of $0.65 per share during the third quarter of 1997.

Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance increased from $929,798 at December 31, 1996 to $1,022,559 at September 30, 1997. The increase is due to the timing of renewal premium written. Premium renewals generally peak during the third quarter.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibits


         See Index to Exhibits immediately following the signature page.


     (b) Reports on Form 8-K


         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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



                        AMERINST INSURANCE GROUP, INC.
                        ------------------------------
                                 (Registrant)



November 11, 1997  Bruce W. Breitweiser
                   ---------------------------------------------
                   Bruce W. Breitweiser
                   (Vice President and Chief Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant.)

AMERINST INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit
Number    Description
------    -----------

3(i)      Certificate of Incorporation of the Company (1)
3(ii)     Bylaws of the Company (1)
4.1 Article Fourth of Certificate of Incorporation -- included in Exhibit 3(i) above
4.2       Statement of Stock Ownership Policy, as amended (7)
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4) 1995 placement slip (5) 1996 placement slip (6)
          and 1997 placement slip (filed herewith)
10.5 Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997 (8) and Addenda to Management Agreement dated July 1, 1997 (filed herewith)
10.6 Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7 Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)
27        Financial Data Schedule (filed herewith)

---------------------

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

(8) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.