Form 10-K405
period 1997-12-31
AMERINST INSURANCE GROUP INC
filed 1998-03-30
CIK 822615

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[X]              Annual report pursuant to section 13 or 15 (d)
             of the Securities Exchange Act of 1934 (Fee Required)
                  For the fiscal year ended December 31, 1997.

[_]         Transition report pursuant to section 13 or 15 (d) of the
                         Securities Exchange Act of 1934.
  For the transition period from                      to
                                ---------------------    -------------------

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

Aggregate market value of the common stock held by nonaffiliates of the Registrant as of March 18, 1998 was $21,118,364.*

Number of shares of the $.01 par value common stock outstanding as of March 18, 1998 was 333,358.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

*based on book value as of December 31, 1997.

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

The Country Club Bank of Kansas City, Missouri, has been engaged by AIIG for portfolio management and directs AIIG's investments pursuant to guidelines approved by AIIG's board of directors. Harris Associates L.P. has been engaged by AIIC to provide discretionary investment advice with respect to AIIC's equity investments.

Liscord, Ward & Roy, Inc., an independent casualty actuarial consulting firm, has been retained by AIIC to render advice regarding actuarial matters.

The law firms of Lord, Bissell & Brook and Altheimer & Gray have been retained to render advice on legal matters.

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

Employees

AIIG and AIIC have no employees. See Note D, Notes to the Consolidated Financial Statements.

Loss Reserves

For information concerning AIIC's loss reserves, changes in aggregate reserves for the last three years, and loss reserve development as of the end of each of the last ten years, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation, Note A to the Consolidated Financial Statements, and Note B to the Consolidated Financial Statements.

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

As of March 18, 1998, AIIG had 2,585 holders of record of its common stock. On August 28, 1995, the Board adopted a dividend policy for AIIG to pay a quarterly dividend of $0.65 per share subject to legally available funds and specific Board approval for each quarter. During 1997 and 1996, AIIG paid cash dividends of $867,735 and $869,661, respectively, representing four quarterly payments of $0.65 per share in each year. During 1995, AIIG paid two quarterly dividends of $0.65 totaling $435,412. The declaration of dividends by AIIG's Board of Directors is dependent upon AIIG's and AIIC's capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. For a description of the restrictions which Illinois law imposes on AIIC's ability to pay dividends, see Item 1 above.

Item 6.  Selected Financial Data

The following summary sets forth selected financial data with respect to AIIG for the five fiscal years ended December 31, 1997. The balance sheet and income statement data have been derived from AIIG's consolidated financial statements, which have been audited by Johnson Lambert & Co. (1994-1997) and Altschuler, Melvoin and Glasser (1993), AIIG's independent auditors. The data set forth below should be read in conjunction with the audited financial statements and notes thereto included elsewhere herein.

SELECTED FINANCIAL STATEMENT DATA


Income Statement Data
                                 1997         1996         1995         1994         1993
                              ----------   ----------   ----------   ----------    ----------
Revenue
Premiums Earned               $5,852,286   $5,386,388   $5,494,413   $6,276,395    $6,437,120
Net Investment Income          2,572,539    2,394,377    2,195,451    2,156,374     2,493,421
                              ----------   ----------   ----------   ----------    ----------

Total Revenue                 $8,424,825   $7,780,765   $7,689,864   $8,432,769    $8,930,541
                              ==========   ==========   ==========   ==========    ==========

Net Income                    $1,331,171   $2,086,778   $3,096,985   $3,801,325    $1,458,486
                              ==========   ==========   ==========   ==========    ==========

Net Income Per Share          $     3.99   $     6.24   $     9.24   $    11.26    $     4.31
                              ==========   ==========   ==========   ==========    ==========

Cash dividends declared
 per common share             $     2.60   $     2.60   $     1.30   $    -        $    -
                              ==========   ==========   ==========   ==========    ==========

Balance Sheet Data


Investments                  $41,683,579  $39,636,771  $36,865,013  $15,642,358  $15,521,231
Funds Held by Reinsurers                                             25,041,311   22,480,127
Other Assets                   5,747,550    5,820,502    9,804,663    8,570,677    6,304,630
                             -----------  -----------  -----------  -----------  -----------

Total Assets                 $47,431,129  $45,457,273  $46,669,676  $49,254,346  $47,305,988
                             ===========  ===========  ===========  ===========  ===========

Losses and Loss
  Adjustment Expenses        $20,802,873  $20,299,937  $21,789,036  $25,335,230  $27,047,417
Unearned Premium Reserves      2,809,115    2,144,027    2,095,462    2,053,900    2,730,117
Other Liabilities              2,700,777    2,921,784    3,725,385    7,368,133    5,344,818
                             -----------  -----------  -----------  -----------  -----------

Total Liabilities             26,312,765   25,365,748   27,609,883   34,757,263   35,122,352
Stockholders' Equity          21,118,364   20,091,525   19,059,793   14,497,083   12,183,636
                             -----------  -----------  -----------  -----------  -----------
Total Liabilities and
  Stockholders' Equity       $47,431,129  $45,457,273  $46,669,676  $49,254,346  $47,305,988
                             ===========  ===========  ===========  ===========  ===========

The accompanying 1993 financial statements have been reclassified to conform with the 1994-1997 presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation

Net income decreased by 36% in 1997 to $1,331,171 from $2,086,778 in 1996. Net income for 1996 decreased by 33% from $3,096,985 reported in 1995.

Premiums earned increased by 9% in 1997 to $5,852,286 from $5,386,388 in 1996. Premiums earned for 1996 decreased by 2% from $5,494,413 reported in 1995. In 1997, 1996, and 1995 premiums earned includes $720,298, $693,976 and $611,916, respectively resulting from reductions in the ultimate estimated premium ceded pursuant to retrocession agreements in effect during 1989 through mid-1993. Ultimate premiums are dependent on loss experience under the agreements and are reevaluated as ultimate losses are reevaluated. Excluding the effect of the reduction of estimated ultimate premiums ceded, 1997 premiums earned increased by 9% as compared to 1996 premiums earned, and 1995 premiums earned decreased by 4% from 1994. The increase in earned premiums in 1997 resulted from an increase in the number of insureds, attracted through a "step plan" in which new insureds are offered premium discounts for favorable loss history. The step plan was initiated during 1995, but has only recently had significant impact. The reduction in earned premiums in 1996, excluding the effect of the reduction of estimated ultimate premiums ceded, primarily reflects the increased competition in the accountants professional liability market which has placed downward pressure on premiums.

Net investment income, including realized capital gains and losses, includes amounts earned on the Company's investment portfolio, cash on deposit and funds held pursuant to reinsurance agreements. During 1995, the investments comprising funds held were released to the Company and were then placed by the Company into a trust account for the benefit of Virginia Surety Company. Net investment income increased by $178,162 or 7% in 1997 to $2,572,539 from $2,394,377 in 1996. 1996 net investment income increased by $198,926 or 9% from the $2,195,451 reported in 1995. Net investment income in 1997 includes net realized capital gains of $305,252 as compared to net realized capital gains in 1996 of $1,765, a net change of $303,487. Net realized capital losses in 1995 were $312,657. Capital losses are used to offset capital gains of prior and future years and recover related income taxes. Average invested assets including cash equivalents increased by $1,297,437 or 3% to $41,374,745 in 1997 compared to $40,077,308 in 1996. 1996 average invested assets decreased by 2% from $40,842,132 in 1995. Investment yield including realized capital gains and losses in 1997 was 6.2% as compared to 6.0% in 1996 and 5.4% in 1995. Excluding realized gains and losses, the yield is computed at 5.50% in 1997, 6.0% in 1996 and 6.1% in 1995. The changes in the yields excluding realized gains and losses reflect the relatively stable interest rates during the last three years, combined with the effects of an increase in the portion of invested assets in equity and tax exempt securities.

Unrealized gain on investments net of tax is $1,016,956 at December 31, 1997 as compared to $424,621 at December 31, 1996. AIIG considers all of its investment portfolio to be available for sale and accordingly all investments are reported at market value, with changes in net unrealized gains and losses reflected as an adjustment to stockholders' equity. The increase in net unrealized gain as of December 31, 1997 as compared to 1996 is primarily attributable to the increase in the proportion of invested assets in equity securities which experienced significant market value increases during 1997.

The composition of the investment portfolio at December 31, 1997 and 1996 is as follows:


                                                            1997      1996
                                                            ----      ----

  U.S. Treasury securities and obligations of
    U.S. government agencies                                 11%        19%
  Mortgage backed securities                                 38         51
  Obligations of state and political subdivisions            33         24
  Equity securities                                          18          6
                                                            ---        ---

                                                            100%       100%
                                                            ===        ===

AIIG continues to invest in high grade debt and equity securities.

Losses and loss adjustment expenses incurred increased by 75% to $4,748,833 in 1997 from $2,717,884 in 1996. 1996 losses and loss adjustment expense increased by 83% from $1,489,667 in 1995. These amounts include favorable development of prior years' estimates of losses and loss adjustment expense of approximately $1,411,000 in 1997, $2,917,000 in 1996 and $3,307,000 in 1995. As adjustments to prior estimates of losses and loss adjustment expenses become known, such adjustments are included in current operations. AIIG's loss ratio, calculated as the ratio of losses and loss adjustment expense to premiums earned, is 81% in 1997, 50% in 1996 and 27% in 1995. The ratio calculated using only losses and loss adjustment expenses incurred for the current year (excluding the effects of favorable development and excluding reductions to retrocession premiums) is 105% in 1997, 105% in 1996, 87% in 1995.

Policy acquisition costs of $1,462,733 were expensed in 1997 as compared to $1,302,327 in 1996, an increase of 12%. Policy acquisition costs expensed in 1996 reflect an increase of 20% from $1,084,577 in 1995. Such costs as a percentage of premiums earned are 25% in 1997, 24% in 1996 and 20% in 1995, and result primarily from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements.

Operating and management expenses decreased by 15% in 1997 to $619,684 from $727,780 in 1996. 1996 operating and management expenses decreased by 7% from $786,037 in 1995.

The effective tax rate was 16% in 1997, 31% in 1996 and 28% in 1995. These rates differ from the statutory federal rate primarily due to the effects of tax exempt income offset by state income taxes. Gross tax exempt investment income increased by 110% in 1997 to $527,600 from $250,913 in 1996. Gross 1996 tax exempt investment income increased by 10% from $227,407 in 1995.

AIIG and its subsidiary do not have any employees. All operations of AIIG are performed by service providers and business partners, including a management company, under the direction of AIIG's Board of Directors. AIIG has undertaken an ongoing effort to evaluate and monitor the year 2000 compliance and related remediation efforts of its significant service providers and business partners. AIIG has identified CNA, the sole current reinsured of AIIG, as the most critical of such entities to AIIG's ongoing operations. CNA performs underwriting and claims administration functions for all risks currently reinsured by AIIG. CNA has informed AIIG that its target for achieving Year 2000 compliance is December 1, 1998. AIIG will continue to monitor the year 2000 compliance efforts of its service providers and business partners. AIIG does not expect to incur significant costs associated with year 2000 remediation efforts.

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

During 1997 and 1996, the Board of Directors declared quarterly dividends of $0.65 per share totaling $867,735 and $869,661 during 1997 and 1996 respectively. During 1995, the Board of Directors declared two quarterly dividends of $.65 per share totaling $435,412. Continuation of quarterly dividend payments is subject to the Board of Directors' continuing evaluation of the Company's level of surplus vis a vis its capacity to accept more business. It is an objective of the Company to build surplus in anticipation of the next "hard market", that is to say, the next period in which accountants' professional liability insurance becomes difficult or impossible to obtain at reasonable prices, and to retain flexibility for any future business expansions.

Due to regulatory restrictions on the payment of dividends, $18,200,893 of AIIC's separately determined GAAP basis stockholders' equity of $19,940,953 is unavailable for distribution as dividends in 1998 without prior regulatory approval.

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

The following table shows the development of the estimated liability for the previous nine years of the Company's P/C operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(Thousands of Dollars)
Amounts prior to 1993 restated to conform with SFAS 113

                                                                     Year Ended December 31,
                                               1988    1989    1990     1991     1992     1993     1994     1995     1996     1997
                                               ----    ----    ----     ----     ----     ----     ----     ----     ----     ----
Gross Liability for Loss and LAE Reserves...  $1,895  $8,085  $15,182  $20,260  $25,287  $27,047  $25,335  $21,789  $20,300  $20,803
Reinsurance Recoverable for Unpaid Loss
and LAE Reserves............................       -       -      502      761      969    4,764    4,071    3,160    2,020    1,040
                                              ------  ------  -------  -------  -------  -------  -------  -------  -------  -------
Net Liability for Unpaid Losses
and LAE reserves............................  $1,895  $8,085  $14,680  $19,499  $24,318  $22,283  $21,264  $18,629  $18,280   19,763


                                                                     Year Ended December 31,
                                               1988    1989    1990     1991     1992     1993     1994     1995     1996     1997
                                               ----    ----    ----     ----     ----     ----     ----     ----     ----     ----
Losses Reestimated as of:

          One Year Later....................   1,897  8,705   14,779   19,963   23,004   18,099   17,957   15,709   16,869       -
          Two Years Later...................   1,897  8,145   12,667   15,264   20,133   15,064   15,042   14,299
          Three Years Later.................   1,780  6,796    9,862   13,101   17,782   12,196   13,635
          Four Years Later..................   1,405  5,199    8,696   11,725   15,520   10,811
          Five Years Later..................   1,065  4,782    7,753   10,158   14,825
          Six Years Later...................     995  4,536    6,879   10,081
          Seven Years Later.................     936  4,031    6,761
          Eight Years Later.................     819  4,016
          Nine Years Later..................     819

Cumulative Redundancy (Deficiency)..........   1,076  4,069    7,919    9,418    9,493   12,196    7,629    4,330    1,411       -

Cumulative Amount Paid Through:


          One Year Later....................      73    415    2,548    4,158    6,100    1,555    4,007    2,885    3,036        -
          Two Years Later...................     208  1,710    3,653    5,464    7,860    5,128    6,469    4,791
          Three Years Later.................     595  2,349    4,147    6,255   10,370    6,765    7,721
          Four Years Later..................     617  2,716    4,380    7,744   11,436    7,666
          Five Years Later..................     676  2,927    5,422    8,303   11,878
          Six Years Later...................     659  3,317    5,540    8,501
          Seven Years Later.................     668  3,380    5,764
          Eight Years Later.................     670  3,467
          Nine Years Later..................     674


The above table presents the development of balance sheet liabilities for 1988 through 1997 as of year end 1997. The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years.

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

The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1994 liability has developed a $7,629,000 redundancy which has been reflected in income in subsequent years as the reserves were reestimated.

The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, the 1994 year end liability was originally $21,264,000. As of December 31, 1997, the Company had paid $7,721,000 of the currently estimated $13,635,000 of losses and LAE that had been incurred for 1994 and prior years through the end of 1997; thus an estimated $5,914,000 in losses incurred through 1994 remain unpaid as of the current financial statement date.

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


NAIC Codification of Statutory Accounting Practices

See Note F to the Consolidated Financial Statements regarding an anticipated codification of statutory accounting practices by the National Association of Insurance Commissioners.


Proposed Redomestication and Restructuring

The Board of Directors of the Company has approved a redomestication and restructuring of the Company, which is subject to shareholders approval, regulatory approvals and the approval of certain other third parties. See Note G to the Consolidated Financial Statements for a further description of the proposed transaction.


Item 8.  Financial Statements and Supplementary Data

The financial statements required by this Item are listed below:


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements                                                     Page
--------------------                                                     ----
Report of Independent Accountants .....................................    11
Consolidated Balance Sheets ...........................................    12
Consolidated Statements of Income .....................................    13
Consolidated Statement of Changes in Stockholders' Equity .............    14
Consolidated Statements of Cash Flows .................................    15
Notes to the Consolidated Financial Statements ........................    16

Financial Statement Schedules:
------------------------------
Reports of Independent Accountants on Financial Statement Schedules ...    28
Schedule II, Parent Company Condensed Financial Statements ............    29

Schedules I, III, IV, V, and VI are omitted as they are inapplicable, immaterial, or because the required information may be found in the audited consolidated financial statements and notes thereto.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding the officers and directors of the Registrant is included under the caption "Election of Directors" in the Registrant's proxy statement for the Registrant's 1998 Annual Meeting* and is incorporated herein by reference.


Item 11.  Executive Compensation

The Registrant does not have any employees. Information regarding compensation of directors is included under the caption "Executive and Director Compensation" in the Registrant's proxy statement for the Registrant's 1998 Annual Meeting* and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding the above is included under the caption "Security Ownership of Certain Beneficial Owners" in the Registrant's proxy statement for the Registrant's 1998 Annual Meeting* and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

Information regarding the above is included under the caption "Certain Transactions and Relationships" in the Registrant's proxy statement for the Registrant's 1998 Annual Meeting* and is incorporated herein by reference.

---------------
*  To be filed within 120 days after the end of the fiscal year.



                                 PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   See Index to Financial Statements on page 9.

(a)(2)   See Index to Financial Statement Schedules on page 9.

(a)(3)   See Index to Exhibits set forth on page 33.

(b)      No reports on Form 8-K were filed during the fourth quarter of 1997.

(c)      See Index to Exhibits set forth on page 33.

(d)      See Index to Financial Statement Schedules on page 9.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
AmerInst Insurance Group, Inc.

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmerInst Insurance Group, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the three years ended December 31, 1997 in conformity with generally accepted accounting principles.


                                            JOHNSON LAMBERT & CO.

Burlington, Vermont
February 13, 1998

AMERINST INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
                                                                    --------------------------
ASSETS                                                                 1997           1996
                                                                    -----------    -----------
Investments:
    Fixed maturity investments, at market value (amortized cost
      $33,420,863 and $35,312,165)                                  $34,065,619    $35,688,432
    Short-term investments, at market value (approximates cost)                      1,687,461
    Equity securities, at market value (cost $6,721,873 and
      $1,991,963)                                                     7,617,960      2,260,878
                                                                    -----------    -----------
        TOTAL INVESTMENTS                                            41,683,579     39,636,771

Cash and cash equivalents                                             1,081,736        347,404
Assumed reinsurance premiums receivable                               1,146,379        929,798
Reinsurance recoveries receivable                                     1,039,762      2,019,975
Accrued investment income                                               499,970        515,870
Deferred policy acquisition costs                                       800,598        611,048
Deferred income tax asset                                               992,599      1,306,399
Prepaid expenses and other assets                                       186,506         90,008
                                                                    -----------    -----------
        TOTAL ASSETS                                                $47,431,129    $45,457,273
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES
Unpaid losses and loss adjustment expenses                          $20,802,873    $20,299,937
Unearned premiums                                                     2,809,115      2,144,027
Reinsurance balances payable                                          1,984,442      2,152,056
Income taxes payable                                                    260,897        316,199
Accrued expenses and other liabilities                                  455,438        453,529
                                                                    -----------    -----------
        TOTAL LIABILITIES                                            26,312,765     25,365,748
                                                                    -----------    -----------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 2,000,000 shares authorized;
    1997-333,521 shares issued and outstanding
    1996-334,180 shares issued and outstanding                            3,334          3,342
Additional paid-in capital                                            7,172,508      7,188,983
Retained earnings                                                    12,925,566     12,474,579
Unrealized gains on investments, net of tax                           1,016,956        424,621
                                                                    -----------    -----------
        TOTAL STOCKHOLDERS' EQUITY                                   21,118,364     20,091,525
                                                                    -----------    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $47,431,129    $45,457,273
                                                                    ===========    ===========

              See notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME



                                                                    Year ended December 31,
                                                               1997          1996         1995
                                                            ----------    ----------   ----------
REVENUES
Premiums earned                                             $5,852,286    $5,386,388   $5,494,413
Net investment income and net realized gains
   and losses                                                2,572,539     2,394,377    2,195,451
                                                            ----------    ----------   ----------
     TOTAL REVENUES                                          8,424,825     7,780,765    7,689,864
                                                            -----------   ----------   ----------


LOSSES AND EXPENSES
Losses and loss adjustment expenses                          4,748,833     2,717,884    1,489,667
Policy acquisition costs                                     1,462,733     1,302,327    1,084,577
Operating and management expenses                              619,684       727,780      786,037
                                                            ----------    ----------    ---------
     TOTAL LOSSES AND EXPENSES                               6,831,250     4,747,991    3,360,281
                                                            ----------    ----------  -----------

     INCOME BEFORE INCOME TAXES                              1,593,575     3,032,774    4,329,583

Provision for income taxes                                     262,404       945,996    1,232,598
                                                            -----------   ----------  -----------

     NET INCOME                                             $1,331,171    $2,086,778   $3,096,985
                                                            ==========    ==========   ==========

     NET INCOME PER SHARE                                   $     3.99    $     6.24   $     9.24
                                                            ==========    ==========   ==========

Average common shares outstanding
 for the year                                                  333,870       334,558      335,294
                                                            ==========    ==========   ==========



See notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, INC.


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                      Unrealized
                                                         Additional                 Gains (Losses)                  Total
                                                Common    Paid-in      Retained     on Investments,  Treasury   Stockholders'
                                                Stock     Capital      Earnings       Net of Tax      Stock        Equity
                                                ------   ----------   -----------     -----------    --------   ------------
Balance at January 1, 1995                      $3,366   $7,248,608   $ 8,635,961    $(1,390,852)   $      -     $14,497,083
Net income                                                              3,096,985                                  3,096,985
Change in net unrealized gains and losses                                              1,966,216                   1,966,216
Purchases of 1,693 shares of treasury stock                                                          (65,079)        (65,079)
Retirement of 1,693 shares of treasury stock       (17)     (42,325)      (22,737)                    65,079
Cash dividends paid ($1.30 per share)                                    (435,412)                                  (435,412)
                                                ------   ----------   -----------    -----------    --------     -----------
Balance at December 31, 1995                     3,349    7,206,283    11,274,797        575,364           -      19,059,793

Net income                                                              2,086,778                                  2,086,778
Change in net unrealized gains and losses                                               (150,743)                   (150,743)
Purchases of 692 shares of treasury stock                                                            (34,642)        (34,642)
Retirement of 692 shares of treasury stock          (7)     (17,300)      (17,335)                    34,642
Cash dividends paid ($2.60 per share)                                    (869,661)                                  (869,661)
                                                ------   ----------   -----------    -----------    --------     -----------
Balance at December 31, 1996                     3,342    7,188,983    12,474,579        424,621           -      20,091,525

Net income                                                              1,331,171                                  1,331,171
Change in net unrealized gains and losses                                                592,335                     592,335
Purchases of 822 shares of treasury stock                                                            (28,932)        (28,932)
Retirement of 822 shares of treasury stock          (8)     (16,475)      (12,449)                    28,932
Cash dividends paid ($2.60 per share)                                    (867,735)                                  (867,735)
                                                ------   ----------   -----------    -----------    --------     -----------

Balance at December 31, 1997                    $3,334   $7,172,508   $12,925,566    $ 1,016,956    $      -     $21,118,364
                                                ======   ==========   ===========    ===========    ========     ===========



See notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year ended December 31,
                                                                1997           1996           1995
                                                            ------------   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $  1,331,171   $  2,086,778   $  3,096,985
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
   Amortization of net premiums and discounts
     on investments                                               21,185         18,906         43,796
   Net realized (gains) losses on sales of investments          (305,253)        (1,765)       312,647
   Deferred income taxes                                           7,995       (495,727)       817,999
Changes in assets and liabilities:
   Assumed reinsurance premiums receivable                      (216,581)       196,628       (754,590)
   Reinsurance recoveries receivable                             980,213      1,139,586        911,439
   Accrued investment income                                      15,900         75,303       (217,556)
   Deferred policy acquisition costs                            (189,550)       (48,573)      (120,887)
   Income taxes receivable/payable                               (55,302)       713,191     (3,765,309)
   Prepaid expenses and other assets                             (96,498)        (9,758)       (15,862)
   Unpaid losses and loss adjustment expenses                    502,936     (1,489,099)    (3,546,094)
   Unearned premiums                                             665,088         48,565         41,562
   Reinsurance balances payable                                 (167,614)    (1,083,436)      (687,903)
   Accrued expenses and other liabilities                          1,909        (36,364)       413,372
                                                            ------------   ------------   ------------
     Net cash provided by (used in) operating activities       2,495,599      1,114,235     (3,470,401)
                                                            ------------   ------------   ------------



CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                     (13,572,437)   (22,603,360)   (16,227,959)
Proceeds from sales and maturities of investments             11,010,362     20,761,301     22,430,109
Net (purchases) sales of short-term investments                1,697,475     (1,325,897)       244,016
                                                            ------------   ------------   ------------
     Net cash provided by (used in) investing activities        (864,600)    (3,167,956)     6,446,166
                                                            ------------   ------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                  (867,735)      (869,661)      (435,412)
Purchases of treasury stock                                      (28,932)       (34,642)       (65,079)
                                                            ------------   ------------   ------------
     Net cash used in financing activities                      (896,667)      (904,303)      (500,491)
                                                            ------------   ------------   ------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                          734,332     (2,958,024)     2,475,274
CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                               347,404      3,305,428        830,154
                                                            ------------   ------------   ------------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                                                $  1,081,736   $    347,404   $  3,305,428
                                                            ============   ============   ============
SUPPLEMENTAL DATA
 Income taxes paid                                          $    425,000   $    600,000   $    600,000
                                                            ============   ============   ============





See notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

AMERINST INSURANCE GROUP, INC.

NOTE A--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES(Continued)

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

Investments: All investments are considered to be available for sale and are reported at their estimated market values at December 31, 1997 and 1996. Net changes in these estimated market values are reported as unrealized gains or losses directly in stockholders' equity, net of tax effects. Net realized gains and losses are determined using the specific identification method and are reflected in the income statement in the period of sale. Short-term investments include fixed maturity securities with a maturity date within one year of acquisition. As more fully described in Note B, certain investments held are used to collateralize obligations to previous and current ceding companies.

Cash and Cash Equivalents: Cash equivalents consist of money market mutual funds.

AMERINST INSURANCE GROUP, INC.

NOTE B--INSURANCE ACTIVITY

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

Pursuant to the reinsurance agreements described above, AIIC is required to provide the ceding companies with collateral for AIIC's liabilities to them. At December 31, 1997 and 1996, investments with a carrying value of $499,707 and $1,498,311, respectively, are held in a trust account pursuant to the 1988 reinsurance agreement with CFMC. At December 31, 1997 and 1996, the carrying value of investments held in a trust account pursuant to reinsurance agreements with VSC in effect from 1989 to mid-1993 is $7,144,800 and $12,291,395, respectively. At December 31, 1997 and 1996, AIIC has provided CNA with a letter of credit issued by Harris Trust and Savings Bank in the amount of $4,500,000. At December 31, 1997 and 1996, investments with a carrying value of $7,225,790 and $7,170,612, respectively, are held in a trust account at Harris Trust and Savings Bank as security for the letter of credit.

AIIC entered into excess of loss retrocession agreements to limit its retained risk on any one claim underwritten by CFMC to $50,000 in 1989 and 1990 and $62,500 in 1991 through mid-1993, subject to specified maximum recoveries for each contract year. Retrocession premiums ceded by AIIC are adjustable within a specified range based on actual experience under each contract. Retrocession transactions do not relieve AIIC from its obligation to the ceding companies. Revisions to the estimates of ultimate premiums ceded pursuant to the retrocession agreements resulted in credits to retroceded premiums recorded of $720,298, $693,976 and $611,916 during 1997, 1996 and 1995, respectively.

AMERINST INSURANCE GROUP, INC.

NOTE B--INSURANCE ACTIVITY--(Continued)

A reconciliation of assumed to net premiums, on both a written and an earned basis is as follows:

                               1997                      1996                      1995
                      -----------------------   -----------------------   -----------------------
                       Written       Earned      Written       Earned      Written       Earned
                      ----------   ----------   ----------   ----------   ----------   ----------
Assumed               $5,797,076   $5,131,988   $4,740,977   $4,692,412   $4,924,059   $4,882,497
Retroceded               720,298      720,298      693,976      693,976      611,916      611,916
                      ----------   ----------   ----------   ----------   ----------   ----------
 Net                  $6,517,374   $5,852,286   $5,434,953   $5,386,388   $5,535,975   $5,494,413
                      ==========   ==========   ==========   ==========   ==========   ==========

The components of the liability for unpaid losses and loss adjustment expenses and related reinsurance recoveries receivable are as follows:

                                                   (000's omitted)
                                                     December 31,
                                       1997                                  1996
                        ----------------------------------     ----------------------------------
                          Gross     Reinsurance     Net          Gross     Reinsurance     Net
                        Liability   Receivable   Liability     Liability   Receivable   Liability
                        ---------  -----------   ---------     ---------  -----------   ---------
Case basis estimates      $ 5,765      $  (372)    $ 5,393       $ 6,673      $(1,162)    $ 5,511
Supplemental amounts       15,038         (668)     14,370        13,627         (858)     12,769
                        ---------  -----------   ---------     ---------  -----------   ---------
 Totals                   $20,803      $(1,040)    $19,763       $20,300      $(2,020)    $18,280
                        =========  ===========   =========     =========  ===========   =========

AMERINST INSURANCE GROUP, INC.

NOTE B--INSURANCE ACTIVITY--(Continued)

The changes in the liability for unpaid losses and loss adjustment expenses, net of related reinsurance recoveries receivable, are as follows:

                                               (000's omitted)
                                            1997     1996     1995
                                           -------  -------  -------
 Balance as of January 1, net of
  reinsurance recoveries receivable        $18,280  $18,629  $21,264

 Incurred related to:

    Current year                             6,160    5,635    4,797
    Prior years                             (1,411)  (2,917)  (3,307)
                                            ------   ------   ------
           Total incurred                    4,749    2,718    1,490
                                            ------   ------   ------

 Paid related to:

    Current year                              (230)    (183)     (38)
    Prior years                             (3,036)  (2,884)  (4,087)
                                            ------   ------   ------
           Total paid                       (3,266)  (3,067)  (4,125)
                                            ------   ------   ------

 Balance as of December 31, net of
  reinsurance recoveries receivable        $19,763  $18,280  $18,629
                                           =======  =======  =======

AMERINST INSURANCE GROUP, INC.

NOTE C--INVESTMENTS

Major categories of net interest and dividend income, net realized gains (losses) on sales of investments and net change in unrealized gains (losses) are summarized as follows:


                                                              1997         1996         1995
                                                           -----------  -----------  -----------

   Interest earned:
     Fixed maturity investments                            $2,158,681   $2,283,637   $2,290,071
     Funds held by ceding companies                                                     113,704
     Short term investments and cash and
       cash equivalents                                       148,884      157,679      150,104
   Dividends earned                                            57,724       23,571       23,336
   Net realized gains (losses) on sales of investments:
     Fixed maturity investments                                 3,025     (160,919)    (367,505)
     Equity securities                                        302,693      163,265       54,858
     Short-term investments                                      (466)        (581)
   Investment expenses                                        (98,002)     (72,275)     (69,117)
                                                           ----------   ----------   ----------

   Net investment income                                   $2,572,539   $2,394,377   $2,195,451
                                                           ==========   ==========   ==========

   Net change in unrealized gains (losses):
     Fixed maturity investments                            $  270,305   $ (373,231)  $1,229,681
     Funds held by ceding companies                                                   1,555,517
     Equity securities                                        627,172      144,833      193,917
                                                           ----------    ---------   ----------

   Net change in unrealized gains (losses)                 $  897,477   $ (228,398)  $2,979,115
                                                           ==========   ==========   ==========

AMERINST INSURANCE GROUP, INC.

NOTE C--INVESTMENTS--(Continued)

The cost or amortized cost and estimated market values of investments are as follows:

                                                    As of December 31, 1997
                                        -------------------------------------------------
                                           Cost or     Gross       Gross       Estimated
                                          Amortized  Unrealized  Unrealized      Market
                                            Cost       Gains       Losses        Value
                                        -----------  ----------  ----------   -----------
 U.S. treasury securities and
  obligations of U.S. government
  agencies                              $ 4,447,299  $  105,201   $       -   $ 4,552,500
 Obligations of states and political
  subdivisions                           13,831,512     292,052      (5,510)   14,118,054
 Mortgage-backed securities              15,142,052     253,013                15,395,065
                                        -----------  ----------   ---------   -----------

 Total fixed maturity investments        33,420,863     650,266      (5,510)   34,065,619
 Equity securities                        6,721,873   1,177,052    (280,965)    7,617,960
                                        -----------  ----------   ---------   -----------

         Total investments              $40,142,736  $1,827,318   $(286,475)  $41,683,579
                                        ===========  ==========   =========   ===========

                                                    As of December 31, 1996
                                        -------------------------------------------------
                                           Cost or     Gross       Gross       Estimated
                                          Amortized  Unrealized  Unrealized      Market
                                            Cost       Gains       Losses        Value
                                        -----------  ----------  ----------   -----------
 U.S. treasury securities and
  obligations of U.S. government
  agencies                              $ 5,684,753   $   87,747  $       -   $ 5,772,500
 Obligations of states and political
  subdivisions                            9,332,002      110,379    (19,952)    9,422,429
 Mortgage-backed securities              20,295,410      214,677    (16,584)   20,493,503
                                        -----------   ----------  ---------   -----------

 Total fixed maturity investments        35,312,165      412,803    (36,536)   35,688,432
 Short term investments                   1,689,278                  (1,817)    1,687,461
 Equity securities                        1,991,963      345,397    (76,482)    2,260,878
                                        -----------   ----------  ---------   -----------
         Total investments              $38,993,406   $  758,200  $(114,835)  $39,636,771
                                        ===========   ==========  =========   ===========

AMERINST INSURANCE GROUP, INC.

NOTE C--INVESTMENTS--(Continued)

The amortized cost and estimated market value of fixed maturity investments at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

                                                                Estimated
                                                 Amortized       Market
                                                   Cost           Value
                                                -----------    -----------
     Due in one year or less                    $   751,875    $   760,000
     Due after one year through five years        6,654,159      6,769,270
     Due after five years through ten years       9,463,351      9,702,132
     Due after ten years                          1,409,426      1,439,152
                                                -----------    -----------
         Subtotal                                18,278,811     18,670,554
     Mortgage-backed securities                  15,142,052     15,395,065
                                                -----------    -----------
         Total                                  $33,420,863    $34,065,619
                                                ===========    ===========

Included in fixed maturity investments at December 31, 1997 and 1996 are securities held in a trust fund deposit at a bank in accordance with the Illinois Insurance Code with a carrying value of approximately $1,750,000.

Information on sales and maturities of investments in fixed maturity investments are as follows:

                                                       1997         1996          1995
                                                    ----------   -----------   -----------
Total proceeds (excluding short-term investments)   $9,890,774   $19,057,331   $18,680,109
Gross gains                                             18,504        33,438        31,761
Gross losses                                           (15,479)     (194,357)     (399,266)


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

AMERINST INSURANCE GROUP, INC.

NOTE D--OPERATING AND MANAGEMENT EXPENSES--(Continued)

Operating and management expenses include compensation paid to members of the board of directors and various committees of the board totaling $140,025 in 1997, $140,300 in 1996 and $129,183 in 1995.


NOTE E--FEDERAL INCOME TAXES

AIIG and AIIC file a consolidated federal income tax return. Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Such temporary differences relate principally to unrealized gains and losses on investments, discounting of loss reserves, recognition of unearned premiums and deferred policy acquisition costs. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset recorded at each balance sheet date is fully realizable. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced. Significant permanent differences between book and taxable income include tax exempt municipal bond income, and the deduction for dividends received.

The components of the provision for income tax are as follows:

                                       1997         1996          1995
                                     --------    ----------    ----------
     Federal income tax
         Current tax                 $253,747    $1,434,172    $  347,423
         Deferred tax (benefit)         8,657      (495,780)      841,771
                                     --------    ----------    ----------
     Total federal income tax         262,404       938,392     1,189,194
     State income tax                      --         7,604        43,404
                                     --------    ----------    ----------
     Provision for income tax        $262,404    $  945,996    $1,232,598
                                     ========    ==========    ==========

AMERINST INSURANCE GROUP, INC.

NOTE EFEDERAL INCOME TAXES--(Continued)

A reconciliation of income tax at the federal statutory rate to the Company's provision for income tax is as follows:

                                             1997         1996          1995
                                          ---------    -----------   -----------
Income tax at federal statutory rate      $ 541,816    $1,031,143    $1,472,058
Effect of tax exempt investment income     (164,154)      (71,449)     (143,386)
State income taxes                                          7,604        43,404
Other                                      (115,258)      (21,302)     (139,478)
                                          ---------    ----------    ----------
Totals                                    $ 262,404    $  945,996    $1,232,598
                                          =========    ==========    ==========

The composition of the net deferred tax asset at December 31, 1997 is as follows:

                                     Deferred Tax    Deferred Tax
                                        Assets       Liabilities        Net
                                     ------------    ------------    ----------
Loss reserve discount                 $1,491,367      $      --      $1,491,367
Unearned premiums                        191,020                        191,020
Deferred policy acquisition costs                       (272,203)      (272,203)
Unrealized gain on investments                          (523,885)      (523,885)
Capital loss carryforward                106,300                        106,300
                                      ----------      ----------     ----------
    Total                             $1,788,687      $ (796,088)    $  992,599
                                      ==========      ==========     ==========

AMERINST INSURANCE GROUP, INC.

NOTE E--FEDERAL INCOME TAXES--(Continued)

The composition of the net deferred tax asset at December 31, 1996 is as follows:

                                       Deferred Tax  Deferred Tax
                                          Assets     Liabilities       Net
                                       ------------  ------------  -----------
Loss reserve discount                  $1,480,805    $     --      $1,480,805
Unearned premiums                         145,794                     145,794
Deferred policy acquisition costs                     (207,756)      (207,756)
Unrealized gain on investments                        (218,744)      (218,744)
Capital loss carryforward                 106,300                     106,300
                                       ----------    ---------     ----------

    Total                              $1,732,899    $(426,500)    $1,306,399
                                       ==========    =========     ==========


NOTE F--INSURANCE REGULATORY MATTERS

AIIC, domiciled in the State of Illinois, prepares statutory financial statements in accordance with accounting practices prescribed or permitted by the Insurance Department of the State of Illinois. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The NAIC currently is in the process of establishing a codified set of statutory accounting practices (the codification), the result of which is expected to change "prescribed" statutory accounting practices. The codification is expected to be effective in 1999. The impact of the codification on AIIC cannot be determined at this time. Significant differences between statutory accounting practices and generally accepted accounting principles as apply to AIIC are as follows:

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

AMERINST INSURANCE GROUP, INC.

NOTE F--INSURANCE REGULATORY MATTERS--(Continued)

Statutory surplus (stockholder's equity determined on a statutory basis) as reflected in AIIC's Annual Statement filed with the Insurance Department of the State of Illinois was $17,400,602 and $16,478,241 at December 31, 1997 and 1996, respectively. Statutory net income was $1,248,255, $1,711,224 and $3,969,695 in 1997, 1996 and 1995, respectively.

The State of Illinois imposes a restriction on the amount of dividends that can be paid without prior regulatory approval. The maximum amount of dividends that may be paid without such approval is limited to the greater of 10% of statutory surplus or 100% of statutory basis net income for the preceding fiscal year. The amount of dividends that could be paid by AIIC in 1998 without prior regulatory approval is $1,740,060. Accordingly, $18,200,893 of AIIC's separately determined GAAP basis stockholder's equity of $19,940,953 is unavailable for distribution to AIIG in 1998 without prior regulatory approval.

NOTE G--PROPOSED REDOMESTICATION AND RESTRUCTURING

AIIG's Board of Directors has voted to submit a proposed "Exchange Agreement" and related matters to a vote of shareholders. Pursuant to this proposal, AIIG would transfer all of its assets and liabilities to a newly formed Bermuda company in exchange for newly issued shares of the Bermuda company. AIIG would then be liquidated and AIIG shareholders would receive on a share-for-share basis the newly issued shares of the Bermuda company.

The transaction contemplates the restructuring of AIIG's business, including the redomestication of AIIC's insurance operations to a Bermuda domiciled company.

The transactions contemplated in the Exchange Agreement, the redomestication and the restructuring will be consummated only if certain conditions are satisfied, including the approval of specified matters by the holders of at least a majority of the outstanding AIIG common stock, certain regulatory approvals and the agreement of certain other third parties.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                      ----------------------------------

                       ON FINANCIAL STATEMENT SCHEDULES
                       --------------------------------


The Board of Directors
AmerInst Insurance Group, Inc.

Our report on the 1997 consolidated financial statements of AmerInst Insurance Group, Inc. is included on page 11 of this Form 10-K. In connection with our audit of such financial statements, we also audited the related financial statement schedules listed in the index on page 9 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                       JOHNSON LAMBERT & CO.

Burlington, Vermont
February 13, 1998

AMERINST INSURANCE GROUP, INC. (PARENT)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT-SCHEDULE II

Condensed Balance Sheets as of December 31, 1996 and 1997

                                                            December 31,
                                                         1997           1996
                                                     -----------    -----------
ASSETS
Investment in subsidiary                             $18,940,597    $18,379,184
Fixed maturity investments                             1,081,859      1,082,928
Cash                                                       3,162          6,339
Accrued investment income                                 20,514         20,514
Prepaid expenses and other assets                         67,507         56,341
Income tax recoverable                                    79,893        218,275
                                                     -----------    -----------
    TOTAL ASSETS                                     $20,193,532    $19,763,581
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Due to subsidiary                                    $    47,895    $    61,325
Deferred federal income tax                                8,552          7,399
Accrued expenses and other liabilities                    19,077         13,590
                                                     -----------    -----------
    TOTAL LIABILITIES                                     75,524         82,314
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
Common stock                                               3,334          3,342
Additional paid-in capital                             7,172,508      7,188,983
Retained earnings                                     12,925,566     12,474,579
Net unrealized gain in held for sale securities           16,600         14,363
                                                     -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                        20,118,008     19,681,267
                                                     -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $20,193,532    $19,763,581
                                                     ===========    ===========

AMERINST INSURANCE GROUP, INC. (PARENT)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT-SCHEDULE II

Condensed Statements of Income for the Years Ended December 31, 1995 through
1997

                                                        December 31,
                                              1997          1996          1995
                                           ----------    ----------    ----------
REVENUE

Net investment income                      $   56,039    $   56,816    $   63,887
                                           ----------    ----------    ----------

EXPENSES

Operating and management expenses             242,064       323,970       327,481
                                           ----------    ----------    ----------

Income (Loss) Before Income Taxes and
  Undistributed Earnings of Subsidiary       (186,025)     (267,154)     (263,594)

Income Tax (Benefit)                          (88,048)      (98,355)     (111,765)
                                           ----------    ----------    ----------

Income (Loss) before undistributed
  income of subsidiary                        (97,977)     (168,799)     (151,829)

Undistributed Net Income of Subsidiary      1,429,148     2,255,577     3,248,814
                                           ----------    ----------    ----------
    NET INCOME                             $1,331,171    $2,086,778    $3,096,985
                                           ==========    ==========    ==========

AMERINST INSURANCE GROUP, INC. (PARENT)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT-SCHEDULE II

Condensed Statements of Cash Flows for the Years Ended December 31, 1995 through 1997

                                                         1997          1996         1995
                                                       ---------     ---------    ---------
OPERATING ACTIVITIES

Net Cash Provided by Operations                        $ 893,490     $ 829,642    $ 474,335
                                                       ---------     ---------    ---------
INVESTING ACTIVITIES

Purchases of fixed-maturity investments                        -      (190,000)    (105,000)
Sale and maturities of fixed maturity investments                      250,000
Net (purchases) sales of short-term investments                -        46,637       46,637
                                                       ---------     ---------    ---------
Net Cash Provided by (Used in) Investing Activities            -        60,000      (58,363)
                                                       ---------     ---------    ---------
FINANCING ACTIVITIES

Dividends paid                                          (867,735)     (869,661)    (435,412)
Purchases of treasury stock                              (28,932)      (34,642)     (65,079)
                                                       ----------    ---------    ---------
Net Cash Used in Financing Activities                   (896,667)     (904,303)    (500,491)
                                                       ----------    ---------    ---------
DECREASE IN CASH                                          (3,177)      (14,661)     (84,519)

CASH AT BEGINNING OF YEAR                                  6,339        21,000      105,519
                                                       ---------     ---------    ---------
CASH AT END OF YEAR                                    $   3,162     $   6,339    $  21,000
                                                       =========     =========    =========

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 1998                 AMERINST INSURANCE GROUP, INC.
      --------------------------------


                                         By /S/ NORMAN BATCHELDER
                                            ---------------------
                                         Norman C. Batchelder, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

         Signature                      Title                      Date
         ---------                      -----                      ----
/S/ NORMAN C. BATCHELDER    President and Director             March 27, 1998
    --------------------                                   --------------------
    Norman C. Batchelder    (Principal Executive Officer)

/S/ BRUCE W. BREITWEISER    Vice President and Director        March 27, 1998
    --------------------                                   --------------------
    Bruce W. Breitweiser

/S/ RONALD S. KATCH         Treasurer and Director             March 27, 1998
    --------------------                                   --------------------
    Ronald S. Katch         (Principal Financial and
                             Accounting Officer)

/S/ JEROME A. HARRIS        Assistant Treasurer,               March 27, 1998
    --------------------                                   --------------------
    Jerome A. Harris        Asst. Secretary and Director

/S/ CHARLES B. LARSON       Secretary and Director             March 27, 1998
    --------------------                                   --------------------
    Charles B. Larson

                                       32

                               INDEX TO EXHIBITS

                         YEAR ENDED DECEMBER 31, 1997


Exhibit
Number    Description
------    -----------

 3(i)     Certificate of Incorporation of the Company (1)

 3(ii)    Bylaws of the Company (1)

 4.1      Article Fourth of Certificate of Incorporation -- included in Exhibit
          3(i) above

 4.2      Statement of Stock Ownership Policy, as Amended (9)

10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)

10.2      Agreement between Country Club Bank and AIIC (2)

10.3      Agreement between Country Club Bank and AIIG (2)

10.4      Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4) 1995 placement slip (5) 1996 placement slip (6)
          1997 placement slip (8)

10.5      Revised Management Agreement between Vermont Insurance Management,
          Inc. and AIIC dated May 1, 1997 (7) and addendum to Management
          Agreement dated July 1, 1997 (8)

10.6      Escrow Agreement among AIIC, United States Fire Insurance Company and
          Harris Trust and Savings Bank dated March 7, 1995 (5)

10.7      Security Trust Agreement among AIIC, Harris Trust and Savings Bank and
          Virginia Surety Company, Inc. dated March 9, 1995 (5)

21        Subsidiaries of the Registrant (1)

27        Financial Data Schedules (filed herewith)
--------------

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

(7) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(8) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.

(9) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.