Form 10-Q
period 1998-03-31
AMERINST INSURANCE GROUP INC
filed 1998-05-14
CIK 822615

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


            [x]  Quarterly report pursuant to section 13 or 15(d)
                   of the Securities Exchange Act of 1934.

                 For the Quarterly period ended March 31, 1998.

            [_]  Transition report pursuant to section 13 or 15(d) of the
                   Securities Exchange Act of 1934.

            For the transition period from            to
                                           -----------   -----------.

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

                             [x]  YES      [_] NO

Number of shares of common stock outstanding:

                                                             Number outstanding
       Class                                                 as of May 11, 1998
       -----                                                 ------------------
$0.01 par value common                                             333,198

Part I, Item 1

                        AMERINST INSURANCE GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                   (Unaudited)
                                                                                                      As of          As of
                                                                                                    March 31,     December 31,
ASSETS                                                                                                1998           1997
                                                                                                   -----------    -----------
INVESTMENTS
  Fixed maturity investments, at market value...................................................   $34,114,217     $34,065,619
  Equity securities, at market value............................................................     8,533,796       7,617,960
                                                                                                   -----------     -----------
         TOTAL INVESTMENTS......................................................................    42,648,013      41,683,579

  Cash and cash equivalents.....................................................................       804,392       1,081,736
  Assumed reinsurance premiums receivable.......................................................     1,242,151       1,146,379
  Reinsurance recoveries receivable.............................................................     1,036,265       1,039,762
  Accrued investment income.....................................................................       500,718         499,970
  Income taxes receivable.......................................................................       140,608
  Deferred policy acquisition costs.............................................................       838,514         800,598
  Deferred income tax asset.....................................................................       842,142         992,599
  Prepaid expenses and other assets.............................................................       165,478         186,506
                                                                                                   -----------     -----------
         TOTAL ASSETS...........................................................................   $48,218,281     $47,431,129
                                                                                                   ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Unpaid losses and loss adjustment expenses....................................................    21,953,774     20,802,873
  Unearned premiums.............................................................................     2,942,155      2,809,115
  Reinsurance balances payable..................................................................     1,702,600      1,984,442
  Income taxes payable..........................................................................                      260,897
  Accrued expenses and other liabilities........................................................       481,088        455,438
                                                                                                   -----------    -----------
         TOTAL LIABILITIES......................................................................    27,079,617     26,312,765
                                                                                                   -----------    -----------
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value, 2,000,000 shares authorized:
         1998: 333,198 issued and outstanding
         1997: 333,358 issued and outstanding...................................................         3,333          3,334
  Additional paid-in capital....................................................................     7,170,483      7,172,508
  Retained earnings.............................................................................    12,530,807     12,925,566
  Unrealized gains on investments, net of tax...................................................     1,434,041      1,016,956
                                                                                                   -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY.............................................................    21,138,664     21,118,364
                                                                                                   -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................................
                                                                                                   $48,218,281    $47,431,129
                                                                                                   ===========    ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (Unaudited)


                                                                                             Three Months   Three Months
                                                                                                 Ended         Ended
                                                                                               March 31,      March 31,
                                                                                                 1998          1997
                                                                                              -----------   -----------
REVENUE
  Premiums earned.........................................................................    $ 1,599,261   $ 1,155,411
  Net investment income...................................................................        545,466       605,601
  Net realized capital gain...............................................................         65,328        82,892
                                                                                              -----------   -----------
          Total revenue...................................................................      2,210,055     1,843,904

LOSSES AND EXPENSES
  Losses and loss adjustment expense......................................................      1,918,825     1,374,887
  Policy acquisition costs................................................................        452,233       329,383
  Operating and management expenses.......................................................        196,325       186,322
                                                                                              -----------   -----------
          Total losses and expenses.......................................................      2,567,383     1,890,592

Income before income taxes................................................................       (357,328)      (46,688)
  Provision for income taxes..............................................................       (180,910)      (41,173)
                                                                                              -----------   -----------
NET INCOME (LOSS).........................................................................    $  (176,418)  $    (5,515)
                                                                                              ===========   ===========

RETAINED EARNINGS, BEGINNING OF PERIOD....................................................    $12,925,566   $12,474,579
Net income (loss).........................................................................       (176,418)       (5,515)
Dividends paid............................................................................       (216,683)     (217,031)
Excess of purchase price on stock redemptions.............................................         (1,658)       (3,608)
                                                                                              -----------   -----------
RETAINED EARNINGS, END OF PERIOD..........................................................    $12,530,807   $ 12,248,42
                                                                                              ===========   ===========
Per common share data
Net income (loss).........................................................................    $     (0.53)  $     (0.02)
                                                                                              ===========   ===========
Dividends paid............................................................................    $      0.65   $      0.65
                                                                                              ===========   ===========
  Weighted average number of shares
   outstanding for the entire period......................................................        333,347       333,902
                                                                                              ===========   ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                             Three Months    Three Months
                                                                                                 Ended           Ended
                                                                                               March 31,       March 31,
                                                                                                 1998            1997
                                                                                              -----------    -----------
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities.................................................    $   216,941    $   468,781

INVESTING ACTIVITIES
  Purchases of investments................................................................     (1,547,870)    (1,371,404)
  Proceeds from sales and maturities of investments.......................................      1,273,953      2,051,878
  Net sales (purchases) of short term investments.........................................                      (655,097)
                                                                                              -----------    -----------
Net Cash (Used) Provided by Investing Activities..........................................       (273,917)        25,377
                                                                                              -----------    -----------

FINANCING ACTIVITIES
  Redemption of shares....................................................................         (3,685)       (11,308)
  Dividends paid..........................................................................       (216,683)      (217,031)
                                                                                              -----------    -----------
Net Cash Used by Financing Activities.....................................................       (220,368)      (228,339)
                                                                                              -----------    -----------
(DECREASE) INCREASE IN CASH...............................................................    $  (277,344)   $   265,819
                                                                                              ===========    ===========

See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 1998

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Inc. (AIIG) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 1997 and notes thereto, included in the Registrant's annual report as of that date.

Part I, Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

A net loss of $(176,418) was recorded for the first quarter of 1998 in comparison to a net loss of $(5,515) for the same period of 1997. As compared to the first quarter of 1997, the change in earnings is primarily attributable to slightly lower returns on investments.

Earned premiums for the first quarter of 1998 amounted to $1,599,261 as compared to $1,155,411 for the first quarter of 1997. The change of $443,850 represents a 38% increase. The increase in earned premiums resulted from an increase in the number of insureds along with changes in the rating structure. The effects of these changes began to impact premium levels in the fourth quarter of 1997 and have continued into the first quarter of 1998.

The loss ratio for the first quarter of 1998 was 120% as compared to 119% for the same period of 1997. The loss ratio of 120% represents management's current estimated effective loss rate selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. Losses incurred in the first quarter of 1998 do not reflect any development of prior year reserves. The Company's overall loss ratio for the year ended December 31, 1997 was 81%. However, excluding the effects of favorable development, the 1997-98 treaty year estimated loss ratio was established at 120%. The reported loss ratio for the first quarter of 1997 is slightly less than 120% due to the effect of a lower selected loss ratio for treaty year 1995-96, for which a small amount of premium is still being earned. These fluctuations in premiums, losses and expenses combined to result in a net underwriting loss of $(968,122) for the first quarter of 1998 as compared to $(735,181) for the same period in 1997.

AMERINST INSURANCE GROUP, INC.

Investment yield of 5.1% consisting of interest and dividend income, represents a decrease from the 6.1% return earned in the first quarter of 1997. The lower yield is attributable to an increase in holdings of tax free municipal securities and an increase in equity securities which generate less current investment income. Sales of securities during the quarter resulted in realized capital gains of $65,328 as compared to gains of $82,892 in the first quarter of 1997. Gains recorded in the first quarter of 1998 primarily relate to sales of equities. Proceeds from these sales were subsequently reinvested in other equity securities.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 1998, total invested assets amounted to $42,648,013, a increase of $964,434 or 2% from $41,683,579 at December 31, 1997. Cash balances decreased from $1,081,736 at December 31, 1997 to $804,392 at March 31, 1998, a decrease of 26%. The amount of cash on hand fluctuates based on the timing of bond maturities. As bonds mature, the proceeds are temporarily placed in cash until they are reinvested. The ratio of cash and invested assets to total liabilities at March 31, 1998 was 1.60 to 1, compared to a ratio of 1.53 to 1 at March 31, 1997.

Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance increased from $1,146,379 at December 31, 1997 to $1,242,151 at March 31, 1998.
The increase is due to the timing of renewal premium written.

Deferred policy acquisition costs, representing the deferral of ceding commissions expense related to premiums not yet earned, increased from December 31, 1997 along with the increase in unearned premiums. The current ceding commission rate, which became effective August 1, 1995, is 28.5%.

The Registrant paid its eleventh consecutive quarterly dividend of $0.65 per share during the first quarter of 1998.

AMERINST INSURANCE GROUP, INC.


PROPOSED REDOMESTICATION AND RESTRUCTURING

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

The transaction contemplates the restructuring of AIIG's business, including the redomestication of the insurance operations of AIIG's subsidiary to a Bermuda domiciled company.

The transactions contemplated in the Exchange Agreement, the redomestication and the restructuring will be consummated only if certain conditions are satisfied, including the approval of specified matters by the holders of at least a majority of the outstanding AIIG common stock, certain regulator approvals and the agreement of certain other third parties.

AMERINST INSURANCE GROUP, INC.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

            (a)  Exhibits

            See Index to Exhibits immediately following the signature page.

            (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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



                        AMERINST INSURANCE GROUP, INC.
                        ------------------------------
                                 (Registrant)



May 11, 1998 /s/ Bruce W. Breitweiser
             ___________________________________________
             Bruce W. Breitweiser
             (Vice President and Chief Financial Officer,
             duly authorized to sign this Report in such
             capacity and on behalf of the Registrant.)

AMERINST INSURANCE GROUP, INC.
INDEX TO EXHIBITS

Exhibit
Number   Description
-------  -----------

3(i)     Certificate of Incorporation of the Company(1)
3(ii)    Bylaws of the Company(1)
4.1 Article Fourth of Certificate of Incorporation -- included in Exhibit 3(i) above
4.2      Statement of Stock Ownership Policy, as amended(7)
10.1     Reinsurance Treaty between AIIC and Virginia Surety Company, Inc.(2)
10.2     Agreement between Country Club Bank and AIIC(2)
10.3     Agreement between Country Club Bank and AIIG(2)
10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies(3), 1994 placement slip(4), 1995 placement slip(5) 1996 placement slip(6) and 1997 placement slip(9)
10.5 Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997(8) and addenda to Management Agreement dated July 1, 1997(9)
10.6 Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995(5)
10.7 Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995(5)
27       Financial Data Schedule (filed herewith)

--------------------
(1)Filed with the Company's Registration Statement on Form S-1, Registration No. 33-17421 and incorporated herein by reference.

(2)Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

(3)Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(4)Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(5)Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(6)Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(7)Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(8)Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(9)Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.