Form 10-K405/A
period 1997-12-31
AMERINST INSURANCE GROUP INC
filed 1998-06-09
CIK 822615

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-K/A-1

(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required)
     For the fiscal year ended December 31, 1997.

[_] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the transition period from _________________ to ________________.

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

                                                        [X] YES      [_] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                              [X]

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

Item 8.  Financial Statements and Supplementary Data

This Item is amended to reflect errors in the number of shares outstanding at December 31, 1997 reflected in the Balance Sheets and the amount of income taxes paid in 1996 reflected in the Consolidated Statements of Cash Flows.

The financial statements required by this item are listed below:

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements                                                   Page
--------------------                                                   ----

Report of Independent Accountant......................................    2
Consolidated Balance Sheets...........................................    3
Consolidated Statements of Income.....................................    4
Consolidated Statement of Changes in Stockholders' Equity.............    5
Consolidated Statements of Cash Flows.................................    6
Notes to the Consolidated Financial Statements........................    7

Financial Statement Schedules:
------------------------------

Reports of Independent Accountants on Financial Statement Schedules...   19
Schedule II, Parent Company Condensed Financial Statements............   20


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


                                                           JOHNSON LAMBERT & CO.

Burlington, Vermont
February 13, 1998

                         AMERINST INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,
                                                                             1997              1996
                                                                          -----------       -----------
ASSETS
Investments:
   Fixed maturity investments, at market value
     (amortized cost $33,420,863 and $35,312,165)                         $34,065,619       $35,688,432
   Short-term investments, at market value (approximates cost)                                1,687,461
   Equity securities, at market value (cost $6,721,873 and $1,991,963)      7,617,960         2,260,878
                                                                          -----------       -----------
       TOTAL INVESTMENTS                                                   41,683,579        39,636,771

Cash and cash equivalents                                                   1,081,736           347,404
Assumed reinsurance premiums receivable                                     1,146,379           929,798
Reinsurance recoveries receivable                                           1,039,762         2,019,975
Accrued investment income                                                     499,970           515,870
Deferred policy acquisition costs                                             800,598           611,048
Deferred income tax asset                                                     992,599         1,306,399
Prepaid expenses and other assets                                             186,506            90,008
                                                                          -----------       -----------
       TOTAL ASSETS                                                       $47,431,129       $45,457,273
                                                                          ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses                                $20,802,873       $20,299,937
Unearned premiums                                                           2,809,115         2,144,027
Reinsurance balances payable                                                1,984,442         2,152,056
Income taxes payable                                                          260,897           316,199
Accrued expenses and other liabilities                                        455,438           453,529
                                                                          -----------       -----------
       TOTAL LIABILITIES                                                   26,312,765        25,365,748
                                                                          -----------       -----------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 2,000,000 shares authorized;
   1997--333,358 shares issued and outstanding
   1996--334,180 shares issued and outstanding                                  3,334             3,342
Additional paid-in capital                                                  7,172,508         7,188,983
Retained earnings                                                          12,925,566        12,474,579
Unrealized gains on investments, net of tax                                 1,016,956           424,621
                                                                          -----------       -----------
       TOTAL STOCKHOLDERS' EQUITY                                          21,118,364        20,091,525
                                                                          -----------       -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $47,431,129       $45,457,273
                                                                          ===========       ===========

See notes to the consolidated financial statements.

                         AMERINST INSURANCE GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                              Year ended December 31,
                                                                           1997        1996        1995
                                                                        ----------  ----------  ----------
REVENUES
Premiums earned                                                         $5,852,286  $5,386,388  $5,494,413
Net investment income and net realized gains and losses                  2,572,539   2,394,377   2,195,451
                                                                        ----------  ----------  ----------

 TOTAL REVENUES                                                          8,424,825   7,780,765   7,689,864
                                                                        ----------  ----------  ----------

LOSSES AND EXPENSES
Losses and loss adjustment expenses                                      4,748,833   2,717,884   1,489,667
Policy acquisition costs                                                 1,462,733   1,302,327   1,084,577
Operating and management expenses                                          619,684     727,780     786,037
                                                                        ----------  ----------  ----------

 TOTAL LOSSES AND EXPENSES                                               6,831,250   4,747,991   3,360,281
                                                                        ----------  ----------  ----------

 INCOME BEFORE INCOME TAXES                                              1,593,575   3,032,774   4,329,583

Provision for income taxes                                                 262,404     945,996   1,232,598
                                                                        ----------  ----------  ----------

 NET INCOME                                                             $1,331,171  $2,086,778  $3,096,985
                                                                        ==========  ==========  ==========

 NET INCOME PER SHARE                                                   $     3.99  $     6.24  $     9.24
                                                                        ==========  ==========  ==========

Average common shares outstanding for the year                             333,870     334,558     335,294
                                                                        ==========  ==========  ==========

See notes to the consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                         Unrealized
                                                                                         Gains
                                                              Additional                 (Losses) on             Total
                                                   Common     Paid-in     Retained       Investments, Treasury   Stockholders'
                                                   Stock      Capital     Earnings       Net of Tax   Stock      Equity
                                                   -------   ----------   ------------   -----------  --------   -------------
Balance at January 1, 1995                          $3,366    $7,248,608    $ 8,635,961   $(1,390,852)   $   -      $14,497,083
Net income                                                                    3,096,985                               3,096,985
Change in net unrealized gains and losses                                                   1,966,216                 1,966,216
Purchases of 1,693 shares of treasury stock                                                               (65,079)      (65,079)
Retirement of 1,693 shares of treasury stock           (17)      (42,325)       (22,737)                   65,079
Cash dividends paid ($1.30 per share)                                          (435,412)                               (435,412)
                                                    ------     ---------    -----------   -----------     -------    ----------
Balance at December 31, 1995                         3,349     7,206,283     11,274,797       575,364        -       19,059,793

Net income                                                                    2,086,778                               2,086,778
Change in net unrealized gains and losses                                                    (150,743)                 (150,743)
Purchases of 692 shares of treasury stock                                                                 (34,642)      (34,642)
Retirement of 692 shares of treasury stock              (7)      (17,300)       (17,335)                   34,642
Cash dividends paid ($2.60 per share)                                          (869,661)                               (869,661)
                                                    ------    ----------    -----------   -----------    --------   -----------
Balance at December 31, 1996                         3,342     7,188,983     12,474,579       424,621        -       20,091,525

Net income                                                                    1,331,171                               1,331,171
Change in net unrealized gains and losses                                                     592,335                   592,335
Purchases of 822 shares of treasury stock                                                                 (28,932)      (28,932)
Retirement of 822 shares of treasury stock              (8)      (16,475)       (12,449)                   28,932
Cash dividends paid ($2.60 per share)                                          (867,735)                               (867,735)
                                                    ------    ----------    -----------   -----------    --------   -----------
Balance at December 31, 1997                        $3,334    $7,172,508    $12,925,566   $ 1,016,956    $   -      $21,118,364
                                                    ======    ==========    ===========   ===========    ========   ===========

See notes to the consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Year ended December 31,
                                                                  1997               1996           1995
                                                              ------------      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $  1,331,171       $  2,086,778   $  3,096,985
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
  Amortization of net premiums and discounts
    on investments                                                  21,185             18,906         43,796
  Net realized (gains) losses on sales of investments             (305,253)            (1,765)       312,647
  Deferred income taxes                                              7,995           (495,727)       817,999
Changes in assets and liabilities:
  Assumed reinsurance premiums receivable                         (216,581)           196,628       (754,590)
  Reinsurance recoveries receivable                                980,213          1,139,586        911,439
  Accrued investment income                                         15,900             75,303       (217,556)
  Deferred policy acquisition costs                               (189,550)           (48,573)      (120,887)
  Income taxes receivable/payable                                  (55,302)           713,191     (3,765,309)
  Prepaid expenses and other assets                                (96,498)            (9,758)       (15,862)
  Unpaid losses and loss adjustment expenses                       502,936         (1,489,099)    (3,546,094)
  Unearned premiums                                                665,088             48,565         41,562
  Reinsurance balances payable                                    (167,614)        (1,083,436)      (687,903)
  Accrued expenses and other liabilities                             1,909            (36,364)       413,372
                                                              ------------       ------------   ------------
    Net cash provided by (used in) operating activities          2,495,599          1,114,235     (3,470,401)
                                                              ------------       ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                       (13,572,437)       (22,603,360)   (16,227,959)
Proceeds from sales and maturities of investments               11,010,362         20,761,301     22,430,109
Net (purchases) sales of short-term investments                  1,697,475         (1,325,897)       244,016
                                                              ------------       ------------   ------------
    Net cash provided by (used in) investing activities           (864,600)        (3,167,956)     6,446,166
                                                              ------------       ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                    (867,735)          (869,661)      (435,412)
Purchases of treasury stock                                        (28,932)           (34,642)       (65,079)
                                                              ------------       ------------   ------------
    Net cash used in financing activities                         (896,667)          (904,303)      (500,491)
                                                              ------------       ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            734,332         (2,958,024)     2,475,274
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       347,404          3,305,428        830,154
                                                              ------------       ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                        $  1,081,736       $    347,404   $  3,305,428
                                                              ============       ============   ============
SUPPLEMENTAL DATA
 Income taxes paid                                            $    425,000       $    728,505   $    600,000
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

Unpaid Losses and Loss Adjustment Expenses: The liability for unpaid losses and loss adjustment expenses includes case basis estimates of reported losses plus supplemental amounts calculated based upon projections of AIIC's historical loss experience supplemented with industry data. In

                        AMERINST INSURANCE GROUP, INC.

NOTE A--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES--(Continued)

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

                        AMERINST INSURANCE GROUP, INC.

NOTE B--INSURANCE ACTIVITY--(Continued)

A reconciliation of assumed to net premiums, on both a written and an earned basis is as follows:


                                  1997                    1996                    1995
                         ----------------------  ----------------------  ----------------------
                          Written      Earned     Written      Earned     Written      Earned
                         ----------  ----------  ----------  ----------  ----------  ----------

           Assumed       $5,797,076  $5,131,988  $4,740,977  $4,692,412  $4,924,059  $4,882,497
           Retroceded       720,298     720,298     693,976     693,976     611,916     611,916
                         ----------  ----------  ----------  ----------  ----------  ----------

           Net           $6,517,374  $5,852,286  $5,434,953  $5,386,388  $5,535,975  $5,494,413
                         ==========  ==========  ==========  ==========  ==========  ==========

The components of the liability for unpaid losses and loss adjustment expenses and related reinsurance recoveries receivable are as follows:


                                                 1997                                1996
                                  ----------------------------------  ----------------------------------
                                    Gross    Reinsurance      Net       Gross    Reinsurance      Net
                                  Liability   Receivable   Liability  Liability   Receivable   Liability
                                  ---------  ------------  ---------  ---------  ------------  ---------

          Case basis estimates      $ 5,765      $  (372)    $ 5,393    $ 6,673      $(1,162)    $ 5,511
          Supplemental amounts       15,038         (668)     14,370     13,627         (858)     12,769
                                    -------      -------     -------    -------      -------     -------

          Totals                    $20,803      $(1,040)    $19,763    $20,300      $(2,020)    $18,280
                                    =======      =======     =======    =======      =======     =======

                        AMERINST INSURANCE GROUP, INC.

The changes in the liability for unpaid losses and loss adjustment expenses, net of related reinsurance recoveries receivable, are as follows:

                                           (000's omitted)
                                       1997      1996      1995
                                     --------  --------  --------
Balance as of January 1, net of
 reinsurance recoveries receivable   $18,280   $18,629   $21,264

Incurred related to:
 Current year                          6,160     5,635     4,797
 Prior years                          (1,411)   (2,917)   (3,307)
                                     -------   -------   -------
  Total incurred                       4,749     2,718     1,490
                                     -------   -------   -------

Paid related to:
 Current year                           (230)     (183)      (38)
 Prior years                          (3,036)   (2,884)   (4,087)
                                     -------   -------   -------
  Total paid                          (3,266)   (3,067)   (4,125)
                                     -------   -------   -------

Balance as of December 31, net of
 reinsurance recoveries receivable   $19,763   $18,280   $18,629
                                     =======   =======   =======

                         AMERINST INSURANCE GROUP, INC.

NOTE C--INVESTMENTS

Major categories of net interest and dividend income, net realized gains (losses) on sales of investments and net change in unrealized gains (losses) are summarized as follows:

                                                                 1997         1996         1995
                                                              ----------   ----------   ----------
   Interest earned:
      Fixed maturity investments                              $2,158,681   $2,283,637   $2,290,071
      Funds held by ceding companies                                                       113,704
      Short term investments and cash and cash equivalents       148,884      157,679      150,104
   Dividends earned                                               57,724       23,571       23,336
   Net realized gains (losses) on sales of investments:
      Fixed maturity investments                                   3,025     (160,919)    (367,505)
      Equity securities                                          302,693      163,265       54,858
      Short-term investments                                        (466)        (581)
   Investment expenses                                           (98,002)     (72,275)     (69,117)
                                                              ----------   ----------   ----------

   Net investment income                                      $2,572,539   $2,394,377   $2,195,451
                                                              ==========   ==========   ==========

   Net change in unrealized gains (losses):
      Fixed maturity investments                              $  270,305   $ (373,231)  $1,229,681
      Funds held by ceding companies                                                     1,555,517
      Equity securities                                          627,172      144,833      193,917
                                                              ----------   ----------   ----------

   Net change in unrealized gains (losses)                    $  897,477   $ (228,398)  $2,979,115
                                                              ==========   ==========   ==========

                         AMERINST INSURANCE GROUP, INC.

NOTE C--INVESTMENTS--(Continued)

The cost or amortized cost and estimated market values of investments are as follows:

                                                                    As of December 31, 1997
                                                       --------------------------------------------------
                                                        Cost or     Gross        Gross        Estimated
                                                        Amortized   Unrealized   Unrealized   Market
                                                        Cost        Gains        Losses       Value
                                                       -----------  -----------  -----------  -----------

   U.S. treasury securities and obligations of
      U.S. government agencies                         $ 4,447,299  $  105,201    $     -     $ 4,552,500
   Obligations of states and political subdivisions     13,831,512     292,052       (5,510)   14,118,054
   Mortgage-backed securities                           15,142,052     253,013                 15,395,065
                                                       -----------  ----------    ---------   -----------

   Total fixed maturity investments                     33,420,863     650,266       (5,510)   34,065,619
   Equity securities                                     6,721,873   1,177,052     (280,965)    7,617,960
                                                       -----------  ----------    ---------   -----------

      Total investments                                $40,142,736  $1,827,318    $(286,475)  $41,683,579
                                                       ===========  ==========    =========   ===========

                                                                    As of December 31, 1996
                                                       --------------------------------------------------
                                                        Cost or     Gross        Gross        Estimated
                                                        Amortized   Unrealized   Unrealized   Market
                                                        Cost        Gains        Losses       Value
                                                       -----------  -----------  -----------  -----------

   U.S. treasury securities and obligations of
      U.S. government agencies                         $ 5,684,753  $   87,747    $     -     $ 5,772,500
   Obligations of states and political subdivisions      9,332,002     110,379      (19,952)    9,422,429
   Mortgage-backed securities                           20,295,410     214,677      (16,584)   20,493,503
                                                       -----------  ----------    ---------   -----------

   Total fixed maturity investments                     35,312,165     412,803      (36,536)   35,688,432
   Short term investments                                1,689,278                   (1,817)    1,687,461
   Equity securities                                     1,991,963     345,397      (76,482)    2,260,878
                                                       -----------  ----------    ---------   -----------

      Total investments                                $38,993,406  $  758,200    $(114,835)  $39,636,771
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

The components of the provision for income tax are as follows:

                                    1997       1996         1995
                                  --------  ----------   ----------
   Federal income tax
      Current tax                 $253,747  $1,434,172   $  347,423
      Deferred tax (benefit)         8,657    (495,780)     841,771
                                  --------  ----------   ----------

   Total federal income tax        262,404     938,392    1,189,194
   State income tax                              7,604       43,404
                                  --------  ----------   ----------

   Provision for income tax       $262,404  $  945,996   $1,232,598
                                  ========  ==========   ==========

                         AMERINST INSURANCE GROUP, INC.

NOTE E--FEDERAL INCOME TAXES--(Continued)

A reconciliation of income tax at the federal statutory rate to the Company's provision for income tax is as follows:

                                                1997        1996         1995
                                             ---------   ----------   ----------
   Income tax at federal statutory rate      $ 541,816   $1,031,143   $1,472,058
   Effect of tax exempt investment income     (164,154)     (71,449)    (143,386)
   State income taxes                                         7,604       43,404
   Other                                      (115,258)     (21,302)    (139,478)
                                             ---------   ----------   ----------

   Totals                                    $ 262,404   $  945,996   $1,232,598
                                             =========   ==========   ==========

The composition of the net deferred tax asset at December 31, 1997 is as follows:

                                         Deferred Tax   Deferred Tax
                                            Assets       Liabilities      Net
                                         ------------   ------------   ----------

   Loss reserve discount                  $1,491,367     $    -        $1,491,367
   Unearned premiums                         191,020                      191,020
   Deferred policy acquisition costs                      (272,203)     (272,203)
   Unrealized gain on investments                         (523,885)     (523,885)
   Capital loss carry forward                106,300                      106,300
                                          ----------     ---------     ----------

      Total                               $1,788,687     $(796,088)    $  992,599
                                          ==========     =========     ==========

                         AMERINST INSURANCE GROUP, INC.

NOTE E--FEDERAL INCOME TAXES--(Continued)

The composition of the net deferred tax asset at December 31, 1996 is as follows:

                                         Deferred Tax   Deferred Tax
                                            Assets      Liabilities       Net
                                         ------------   ------------   ----------

   Loss reserve discount                  $1,480,805     $    -        $1,480,805
   Unearned premiums                         145,794                      145,794
   Deferred policy acquisition costs                      (207,756)      (207,756)
   Unrealized gain on investments                         (218,744)      (218,744)
   Capital loss carryforward                 106,300                      106,300
                                          ----------     ---------     ----------

      Total                               $1,732,899     $(426,500)    $1,306,399
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
                                                   ===========  ===========

                    AMERINST INSURANCE GROUP, INC. (PARENT)

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT--SCHEDULE II

  Condensed Statements of Income for the Years Ended December 31, 1995 through
                                      1997

                                                         December 31,
                                                1997        1996          1995
                                             ----------  ------------  ----------

REVENUE

Net investment income                        $   56,039   $   56,816   $   63,887
                                             ----------   ----------   ----------

EXPENSES

Operating and management expenses               242,064      323,970      327,481
                                             ----------   ----------   ----------

Income (Loss) Before Income Taxes and
   Undistributed Earnings of Subsidiary        (186,025)    (267,154)    (263,594)
Income Tax (Benefit)                            (88,048)     (98,355)    (111,765)
                                             ----------   ----------   ----------

Income (Loss) before undistributed income
   of subsidiary                                (97,977)    (168,799)    (151,829)

Undistributed Net Income of Subsidiary        1,429,148    2,255,577    3,248,814
                                             ----------   ----------   ----------

   NET INCOME                                $1,331,171   $2,086,778   $3,096,985
                                             ==========   ==========   ==========

                    AMERINST INSURANCE GROUP, INC. (PARENT)

          CONDENSED FINANCIAL INFORMATION OF REGISTRANT--SCHEDULE II

Condensed Statements of Cash Flows for the Years Ended December 31, 1995 through
                                     1997

                                                                    1997        1996        1995
                                                                  ---------   ---------   ---------
OPERATING ACTIVITIES

Net Cash Provided by Operations                                   $ 893,490   $ 829,642   $ 474,335
                                                                  ---------   ---------   ---------

INVESTING ACTIVITIES

Purchases of fixed-maturity investments                                -       (190,000)   (105,000)
Sale and maturities of fixed maturity investments                               250,000
Net (purchases) sales of short-term investments                                  46,637      46,637
                                                                  ---------   ---------   ---------

Net Cash Provided by (Used in) Investing Activities                    -         60,000     (58,363)
                                                                  ---------   ---------   ---------

FINANCING ACTIVITIES

Dividends paid                                                     (867,735)   (869,661)   (435,412)
Purchases of treasury stock                                         (28,932)    (34,642)    (65,079)
                                                                  ---------   ---------   ---------

Net Cash Used in Financing Activities                              (896,667)   (904,303)   (500,491)
                                                                  ---------   ---------   ---------

DECREASE IN CASH                                                     (3,177)    (14,661)    (84,519)

CASH AT BEGINNING OF YEAR                                             6,339      21,000     105,519
                                                                  ---------   ---------   ---------

CASH AT END OF YEAR                                               $   3,162   $   6,339   $  21,000
                                                                  =========   =========   =========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 4, 1998                    AMERINST INSURANCE GROUP, INC.


                                       By: /s/ Norman C. Batchelder
                                           -------------------------------------
                                               Norman C. Batchelder, President