Form 10-Q
period 1998-06-30
AMERINST INSURANCE GROUP INC
filed 1998-08-12
CIK 822615

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


  [X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

       For the Quarterly period ended June 30, 1998

  [ ]  Transition report pursuant to section 13 or 15 (d) of the
              Securities Exchange Act of 1934.

  For the transition period from______________ to _____________.


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

                          [x] YES             [x] NO

Number of shares of common stock outstanding:

                                                        Number outstanding
     Class                                            as of August 4, 1998
     -----                                            --------------------
$0.01 par value common                                        332,800

Part I, Item 1

                        AMERINST INSURANCE GROUP, INC.
                    CONDENSED CONSOLIDATED BALANCE  SHEETS

                                                                                                         (Unaudited)     As of
                                                                                                            As of     December 31,
                                                                                                        June 30, 1998    1997
                                                                                                        ------------- -----------
INVESTMENTS
  Fixed maturity investments, at market value........................................................    $33,646,350  $34,065,619
  Equity securities, at market value.................................................................      8,234,414    7,617,960
                                                                                                         -----------  -----------

          TOTAL INVESTMENTS..........................................................................     41,880,764   41,683,579

  Cash and cash equivalents..........................................................................      2,099,492    1,081,736
  Assumed reinsurance premiums receivable............................................................        669,393    1,146,379
  Reinsurance recoveries receivable..................................................................      1,036,265    1,039,762
  Accrued investment income..........................................................................        474,172      499,970
  Income taxes receivable............................................................................        284,251
  Deferred policy acquisition costs..................................................................        689,911      800,598
  Deferred income tax asset..........................................................................      1,002,735      992,599
  Prepaid expenses and other assets..................................................................        179,693      186,506
                                                                                                         -----------  -----------

          TOTAL ASSETS...............................................................................    $48,316,676  $47,431,129
                                                                                                         ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Unpaid losses and loss adjustment expenses.........................................................     22,916,206   20,802,873
  Unearned premiums..................................................................................      2,420,740    2,809,115
  Reinsurance balances payable.......................................................................      1,850,070    1,984,442
  Income taxes payable...............................................................................                     260,897
  Accrued expenses and other liabilities.............................................................        480,747      455,438
                                                                                                         -----------  -----------
          TOTAL LIABILITIES..........................................................................     27,667,763   26,312,765
                                                                                                         -----------  -----------

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value, 2,000,000 shares authorized:
       1998: 332,800 issued and outstanding
       1997: 333,358 issued and outstanding..........................................................          3,328        3,334
  Additional paid-in capital.........................................................................      7,156,539    7,172,508
  Retained earnings..................................................................................     12,240,149   12,925,566
  Unrealized gains on investments, net of tax........................................................      1,248,897    1,016,956
                                                                                                         -----------  -----------

          TOTAL STOCKHOLDERS' EQUITY.................................................................     20,648,913   21,118,364
                                                                                                         -----------  -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................................    $48,316,676  $47,431,129
                                                                                                         ===========  ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)


                                                                       Six               Six            Three          Three
                                                                     Months            Months          Months         Months
                                                                      Ended             Ended           Ended          Ended
                                                                  June 30, 1998     June 30, 1997   June 30, 1998  June 30, 1997
                                                                  -------------     -------------   -------------  -------------
REVENUE
 Premiums earned..............................................    $   3,056,891     $   2,407,565   $   1,457,630  $   1,252,154
 Net investment income........................................        1,084,356         1,195,868         538,890        590,267
 Net realized capital gain (loss).............................          306,195            69,612         240,867       (13,280)
                                                                  -------------     -------------   -------------  -------------
     TOTAL REVENUE............................................        4,447,442         3,673,045       2,237,387      1,829,141

LOSSES AND EXPENSES
 Losses and loss adjustment expenses..........................        3,667,981         2,873,596       1,749,156      1,498,709
 Commissions expense..........................................          867,658           686,268         415,425        356,885
 Other operating and management expenses......................          449,711           380,610         253,386        194,288
                                                                  -------------     -------------   -------------  -------------

     TOTAL LOSSES AND EXPENSES................................        4,985,350         3,940,474       2,417,967      2,049,882
                                                                  -------------     -------------   -------------  -------------

Income (loss) before income taxes.............................         (537,908)         (267,429)       (180,580)      (220,741)
 Provision for income tax expense (benefit)...................         (299,769)         (125,440)       (118,859)       (84,267)
                                                                  -------------     -------------   -------------  -------------

NET INCOME (LOSS).............................................    $   (238,139)     $    (141,989)  $     (61,721) $    (136,474)
                                                                  =============     =============   =============  =============

RETAINED EARNINGS, BEGINNING OF PERIOD........................    $  12,925,567     $  12,474,579   $  12,530,807  $  12,248,425
Net income (loss).............................................         (238,139)         (141,989)        (61,721)      (136,474)
Dividend paid.................................................         (433,059)         (434,015)       (216,377)      (216,984)
Excess of purchase price on stock redemptions.................          (14,220)           (5,055)        (12,560)        (1,447)
                                                                  -------------     -------------   -------------  -------------

RETAINED EARNINGS, END OF PERIOD..............................    $  12,240,149     $  11,893,520   $  12,240,149  $  11,893,520
                                                                  =============     =============   =============  =============
Per common share data
Net income (loss).............................................    $       (.71)     $        (.43)  $        (.19) $        (.41)
                                                                  =============     =============   =============  =============

Dividend paid.................................................    $        1.30     $        1.30   $         .65  $        0.65
                                                                  =============     =============   =============  =============

 Weighted average number of shares
  outstanding for the entire period...........................          333,207           333,869         333,063        333,836
                                                                  =============     =============   =============  =============

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                     Six Months            Six Months
                                                                       Ended                  Ended
                                                                   June 30, 1998          June 30, 1997
                                                                     ----------            ----------
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities......................      $1,035,229            $2,175,159
                                                                     ----------            ----------
INVESTING ACTIVITIES
 Proceeds from sales of investments............................       4,939,464             7,044,963
 Purchases of fixed-maturity securities........................      (4,493,682)           (4,484,420)
 Net sales of short-term investments...........................                               921,712
                                                                     ----------            ----------
Net Cash Provided by Investing Activities......................         445,782             3,482,255

FINANCING ACTIVITIES
 Redemption of shares..........................................         (30,196)              (11,955)
 Shareholder dividend..........................................        (433,059)             (434,015)
                                                                     ----------            ----------

Net Cash Used by Financing Activities..........................        (463,255)             (445,970)
                                                                     ----------            ----------

INCREASE IN CASH...............................................      $1,017,756            $5,211,444
                                                                     ==========            ==========



See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 1998

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

Part I, Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OPERATIONS

Three months ended June 30, 1998 compared to three months ended June 30, 1997:

Net loss decreased by $74,753 from $(136,474) in the second quarter of 1997 to $(61,721) in the second quarter of 1998. The change in earnings is primarily attributable to an increase in realized capital gains which was partly offset by slightly higher underwriting and operating expenses, as discussed below.

Sales of securities during the three months ended June 30, 1998 resulted in realized capital gains of $240,867 as compared to losses of $(13,280) in the same period in 1997. Net investment income for the second quarter of 1998 was $538,890 compared to $590,267 for the same quarter of 1997. Investment yield for the second quarter of 1998 consisting of interest and dividend income was approximately 4.9% compared to 6.2% for the second quarter in 1997. Investment yield of 4.9% is consistent with the March 31, 1998 reported yield of 5.1%. The decrease in investment yield in the second quarter of 1998 as compared to the same period of 1997 is attributable to an increase in holdings of tax free municipal securities and an increase in equity securities which generate less realized investment income.

Earned premiums for the three month period ended June 30, 1998 amounted to $1,457,630 as compared to $1,252,154 for the second quarter of 1997. The change of $205,476 represents a 16% increase. The increase in earned premiums resulted from an increase in the number of insureds along with changes in the rating structure. The effects of these changes began to impact premium levels in the fourth quarter of 1997 and have continued into 1998.

The loss ratio for the three month periods ended June 30, 1998 and 1997 was 120%. The loss ratio of 120% represents management's current estimated effective loss ratio selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. Losses incurred in the second quarter of 1998 do not reflect any development of prior year reserves. The Company's overall loss ratio for the year ended December 31, 1997 was 81%. However, excluding the effects of favorable development, the 1997-98 treaty year estimated loss ratio was established at 120%.

These fluctuations in premiums, losses and expenses combined to result in a net underwriting loss of $(960,337) for the second quarter of 1998 as compared to $(797,728) for the same period of 1997. Second quarter 1998 underwriting losses exceeded 1997 primarily due to the increase in earned premiums and associated increase in losses incurred (120% loss ratio), as well as slightly higher commission and operating expenses.


Six months ended June 30, 1998 compared to six months ended June 30, 1997:

Net loss increased by $96,150 from $(141,989) for the six months ended June 30, 1997 to $(238,139) for the six months ended June 30, 1998. This difference is due primarily to an increase in underwriting losses and slightly lower investment return. These changes were partly offset by an increase in realized capital gains. Investment yield for the six month period was approximately 5.0% as compared to 5.9% for the first six months of 1997. The lower yield is primarily attributable to an increase in holdings of tax free municipal securities and an increase in equity securities which generate less realized investment income. Sales of securities during the first six months of 1998 resulted in realized capital gains of $306,195 as compared to gains of $69,612 in the same period of 1997.

Earned premiums for the first six months of 1998 amounted to $3,056,891 as compared to $2,407,565 for 1997. The change of $649,326 represents a 27% increase. The increase in earned premiums resulted from an increase in the number of insureds along with changes in the rating structure. The effects of these changes began to impact premium levels in the fourth quarter of 1997 and have continued into 1998. The loss ratio through the first six months of 1998 was 120% as compared to 119% for the same period of 1997. The loss ratio of 120% represents management's current estimated effective loss ratio selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. Losses incurred through June 30, 1998 do not reflect any development of prior year reserves. Management expects to make a determination in the fourth quarter whether an adjustment to reserves for prior years is appropriate. The Company's overall loss ratio for the year ended December 31, 1997 was 81%. However, excluding the effects of favorable development, the 1997-98 treaty year estimated loss ratio was established at 120%. These fluctuations combined to result in a net underwriting loss of $(1,928,459) for the period as compared to $(1,532,909) for the same period in 1997.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 1998, total invested assets amounted to $41,880,764 an increase of $197,185 or .5% from $41,683,579 at December 31, 1997. Cash and cash equivalent balances increased from $1,081,736 at December 31, 1997 to $2,099,492 at June 30, 1998, an increase of 94%. The balance of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and invested assets to total liabilities and stockholders' equity at June 30, 1998 was .91 to 1, compared to a ratio of .89 to 1 at June 30, 1997.

The Registrant paid its twelfth consecutive quarterly dividend of $0.65 per share during the second quarter of 1998.

Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance decreased from $1,146,379 at December 31, 1997 to $669,393 at June 30, 1998 as a result of a decrease in premiums written in the second quarter of 1998 as a majority of premiums are written in the third quarter.

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

The transactions contemplated in the Exchange Agreement, the redomestication and the restructuring will be consummated only if certain conditions are satisfied, including certain regulator approvals, the agreement of certain other third parties, and the approval of specified matters by the holders of at least a majority of the outstanding AIIG common stock.

Item 4. Submission of Matters to a Vote of Security-Holders.


        (a) The Company's Annual Meeting of Stockholders was held on May 11,
            1998.

        (c) At said Annual Meeting, stockholders voted on the election of two directors. The stockholders elected the members of the management slate in an uncontested election.


         Director                 Votes For          Votes Against or Withheld
         --------                 ---------          -------------------------
         Jerome A. Harris          105,029                     10,668

         David N. Thompson         106,113                      9,664

         No other matters were voted on at the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             See Index to Exhibits immediately following the signature page.

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 1998

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



                        AMERINST INSURANCE GROUP, INC.
                        ------------------------------
                                 (Registrant)



August 11, 1998  /s/ Bruce W. Breitweiser
                 --------------------------------------------
                 Bruce W. Breitweiser
                 (Vice President and Chief Financial Officer,
                 duly authorized to sign this Report in such
                 capacity and on behalf of the Registrant.)

AMERINST INSURANCE GROUP, INC.


INDEX TO EXHIBITS

Exhibit
Number    Description
------    -----------
3(i)      Certificate of Incorporation of the Company (1)
3(ii)     Bylaws of the Company (1)
4.1       Article Fourth of Certificate of Incorporation--included in Exhibit 3(i) above
4.2       Statement of Stock Ownership Policy, as amended(7)
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc.(2)
10.2      Agreement between Country Club Bank and AIIC(2)
10.3      Agreement between Country Club Bank and AIIG(2)
10.4      Reinsurance Treaty between AIIC and CNA Insurance Companies(3), 1994 placement slip(4) 1995 placement slip(5) 1996 placement slip(6) and
          1997 placement slip(9)
10.5      Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997(8) and addenda to Management Agreement dated July 1, 1997(9)
10.6      Escrow Agreement among AIIC, United States Fire Insurance Company and
          Harris Trust and Savings Bank dated March 7, 1995(5)
10.7      Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia
          Surety Company, Inc. dated March 9, 1995(5)
27        Financial Data Schedule (filed herewith)

-----------------------------



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

AMERINST INSURANCE GROUP, INC.

(9) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.