Form 10-Q
period 1998-09-30
AMERINST INSURANCE GROUP INC
filed 1998-11-13
CIK 822615

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q



         [X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

             For the Quarterly period ended September 30, 1998


         [ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

         For the transition period from______________ to ______________.

                        Commission file number 0-17676
                                               -------


                        AMERINST INSURANCE GROUP, INC.
                        ------------------------------
            (Exact Name of Registrant as Specified in its Charter)


DELAWARE                                                52-1534560
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

128 Berlin State Highway-Berlin, Barre, Vermont         05641
Mailing address:  P.O. Box 1330, Montpelier, Vermont    05601
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:     (802) 229-5042

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         [X] YES               [ ] NO

Number of shares of common stock outstanding:

                                                          Number outstanding
        Class                                             as of November 5, 1998
        -----                                             ----------------------

$0.01 par value common                                            332,628

Part I, Item 1

                        AMERINST INSURANCE GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                                        As of             As of
                                                                                                    September 30,      December 31,
                                                                                                        1998               1997
                                                                                                    --------------    -------------
ASSETS

INVESTMENTS
  Fixed-maturity securities, at market............................................................... $35,174,032      $34,065,619
  Equity securities, at  market......................................................................   6,620,036        7,617,960
                                                                                                      -----------      -----------
      TOTAL INVESTMENTS..............................................................................  41,794,068       41,683,579

OTHER ASSETS
  Cash...............................................................................................   1,068,940        1,081,736
  Assumed reinsurance premiums receivable............................................................   1,112,977        1,146,379
  Reinsurance recoveries receivable..................................................................   1,000,685        1,039,762
  Accrued investment income..........................................................................     436,008          499,970
  Deferred policy acquisition costs..................................................................     722,880          800,598
  Deferred federal income taxes......................................................................   1,450,129          992,599
  Prepaid expenses and other assets..................................................................     201,959          186,506
  Income taxes receivable............................................................................     390,766              -
                                                                                                      -----------      -----------
      TOTAL ASSETS................................................................................... $48,178,412      $47,431,129
                                                                                                      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Losses and loss adjustment expenses.................................................................. $23,666,481      $20,802,873
Unearned premiums....................................................................................   2,536,423        2,809,115
Reinsurance balances payable.........................................................................   1,966,033        1,984,442
Income taxes payable.................................................................................         -            260,897
Accrued expenses and other liabilities...............................................................     498,491          455,438
                                                                                                      -----------      -----------
     TOTAL LIABILITIES...............................................................................  28,667,428       26,312,765

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 2,000,000 shares authorized:
     1998: 332,800 issued and outstanding
     1997: 333,358 issued and outstanding............................................................       3,328            3,334
Additional paid-in capital...........................................................................   7,156,539        7,172,508
Retained earnings....................................................................................  11,910,233       12,925,566
Accumulated other comprehensive income, net of taxes.................................................     440,884        1,016,956
                                                                                                      -----------       ----------
     TOTAL STOCKHOLDERS' EQUITY......................................................................  19,510,984       21,118,364
                                                                                                      -----------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................................... $48,178,412      $47,431,129
                                                                                                      ===========      ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS,
                  COMPREHENSIVE INCOME AND RETAINED EARNINGS
                                  (Unaudited)


                                                                   Three Months      Three Months    Nine Months      Nine Months
                                                                      Ended             Ended           Ended            Ended
                                                                   September 30,     September 30,   September 30,    September 30,
                                                                       1998              1997            1998             1997
                                                                   ------------      ------------    ------------    -------------
REVENUE
  Premiums earned.................................................  $ 4,497,820       $ 3,407,213     $ 1,440,929       $   999,649
  Net investment income...........................................    1,627,661         1,793,221         543,305           597,353
  Net realized capital gain (loss)................................      334,834           180,503          28,639           110,891
                                                                    -----------       -----------     ----------       ------------
     TOTAL REVENUE................................................    6,460,315         5,380,937       2,012,873         1,707,893

LOSSES AND EXPENSES
  Losses and loss adjustment expenses.............................    5,364,453         4,041,048       1,696,472         1,167,452
  Commissions expense.............................................    1,278,323           971,172         410,665           284,903
  Other operating and management expenses.........................      606,703           548,267         156,991           167,657
                                                                    -----------       -----------     -----------      ------------
     TOTAL LOSSES AND EXPENSES....................................    7,249,479         5,560,487       2,264,128         1,620,012
                                                                    -----------       -----------     -----------      ------------
Income (loss) before income taxes.................................     (789,164)         (179,550)       (251,255)           87,881
  Provision for income tax expense (benefit)......................     (437,428)         (292,379)       (137,660)         (166,939)
                                                                    -----------       -----------     -----------      ------------
NET INCOME (LOSS).................................................  $  (351,736)      $   112,829     $  (113,595)      $   254,820
                                                                    -----------       -----------     -----------      ------------

OTHER COMPREHENSIVE INCOME, NET OF TAX
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during
     period.......................................................     (355,082)          821,022        (789,111)          553,985

    Less: reclassification adjustment for gains (losses)
     included in net income.......................................     (220,990)         (119,132)        (18,902)          (73,188)
                                                                    -----------       -----------     -----------       ----------
OTHER COMPREHENSIVE INCOME (LOSS).................................     (576,072)          701,890        (808,013)          480,797
                                                                    -----------       -----------     -----------       -----------
COMPREHENSIVE INCOME (LOSS).......................................  $  (927,808)      $   814,719     $  (921,608)      $   735,617
                                                                    ===========       ===========     ===========       ===========

RETAINED EARNINGS, BEGINNING OF PERIOD............................  $12,925,566      $12,474,579     $12,240,149       $11,893,520
Net income (loss).................................................     (351,736)         112,829        (113,595)          254,820
Dividend paid.....................................................     (649,377)        (651,000)       (216,321)         (216,984)
Excess of purchase price on stock redemptions.....................      (14,220)          (5,052)            -                 -
                                                                    -----------      -----------     -----------       -----------
RETAINED EARNINGS, END OF PERIOD..................................  $11,910,233      $11,931,356     $11,910,233       $11,931,356
                                                                    ===========      ===========     ===========       ===========
Per common share data
Basic earnings per share..........................................  $     (1.06)     $       .34     $      (.34)      $       .76
                                                                    ===========      ===========     ===========       ===========
Dividend paid.....................................................  $      1.95      $      1.95     $       .65       $       .65
                                                                    ===========      ===========     ===========       ===========
  Weighted average number of shares
    outstanding for the entire period.............................      333,070          333,864         332,800           333,821
                                                                    ===========      ===========      ==========       ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Nine Months     Nine Months
                                                      Ended           Ended
                                                  September 30,   September 30,
                                                      1998            1997
                                                  -------------   -------------
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities......   $  1,339,380     $ 3,239,679
                                                  ------------     -----------
INVESTING ACTIVITIES
  Proceeds from sales of investments...........      9,992,939       8,142,786
  Purchases of fixed-maturity securities.......    (10,665,540)     (9,887,047)
  Net sales of short-term investments..........             --        (705,180)
                                                  ------------     -----------
Net Cash used in Investing Activities.........        (672,601)     (2,449,441)

FINANCING ACTIVITIES
  Redemption of shares.........................        (30,196)        (11,955)
  Shareholder dividend.........................       (649,379)       (651,000)
                                                  ------------     -----------
Net Cash Used by Financing Activities..........       (679,575)       (662,955)
                                                  ------------     -----------

INCREASE (DECREASE) IN CASH....................   $    (12,796)    $   127,283
                                                  ============     ===========

See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 1998

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


Part I, Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Three months ended September 30, 1998 compared to three months ended September 30, 1997:

A net loss of $113,595 was recorded for the three months ended September 30, 1998, compared to net income of $254,820 in 1997. The decrease is primarily attributable to lower realized capital gains on sales of investments, slightly lower investment income and an increase in losses incurred, as more fully described below.

Sales of investment securities during the three months ended September 30, 1998 resulted in realized capital gains of $28,639 as compared to gains of $110,891 in the same period in 1997. Net investment income for the third quarter of 1998 was $543,305 compared to $597,353 for 1997. Investment yield for the third quarter of 1998, consisting of interest and dividend income, was approximately 5.0% compared to 5.7% for the third quarter in 1997. Investment yield of 5.0% is consistent with the June 30, 1998 reported yield of 4.9%. The decrease in investment yield in the third quarter of 1998 as compared to the same period of 1997 is attributable to an increase in holdings of tax free municipal securities and an increase in equity securities which generate less realized investment income.

Earned premiums for the three month period ended September 30, 1998 amounted to $1,440,929 as compared to $999,649 for the third quarter of 1997. The change of $441,280 represents a 44% increase. The increase in earned premiums resulted from an increase in the number of insureds along with changes in the rating structure. Additionally, third quarter 1997 premiums were lower than in previous years due to discounts offered by CNA based on favorable loss experience (AIIG's third quarter 1996 premiums amounted to $1,165,381). The discounts were offered to help CNA (and AIIG) maintain and improve market share. The effects of these changes began to impact premium levels in the fourth quarter of 1997 and have continued throughout 1998.

The loss ratios for the three month periods ended September 30, 1998 and 1997 were 118% and 117%, respectively. Prior to July 1, 1998, the loss ratio had been established at 120%. Effective July 1, 1998, the loss ratio has been reduced to 100%. The majority of premiums earned in the third quarter of 1998 relate to the July 1, 1997-98 treaty period and as a result the third quarter loss ratio remains close to 120%. These loss ratios represent management's current estimated effective loss ratio selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. Losses incurred in the third quarter of 1998 do not reflect any development of prior year reserves. The Company's overall loss ratio for the year ended December 31, 1997 was 81%. However, as mentioned above, excluding the effects of favorable development, the loss ratio for the period July 1, 1997-98 was established at 120%.

These fluctuations in premiums, losses and expenses combined to result in a net underwriting loss of $823,199 for the third quarter of 1998 as compared to a loss of $620,363 for the same period of 1997. Third quarter 1998 underwriting losses exceeded 1997 primarily due to the increase in earned premiums and associated increase in losses incurred.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997:

A net loss of $351,736 was recorded for the nine months ended September 30, 1998, compared to net income of $112,829 in the same period of 1997. The decrease is primarily attributable to the increase in earned premiums and associated increase in losses incurred, as more fully described below.

Sales of investment securities during the nine months ended September 30, 1998 resulted in realized capital gains of $334,834 as compared to gains of $180,503 in the same period in 1997. Net investment income for the nine months ended September 30, 1998 amounted to $1,627,661 compared to $1,793,221 for the same period of 1997. Investment yield for the nine month period ended September 30, 1998, consisting of interest and dividend income, was approximately 5.0% compared to 5.7% for the same period of 1997. The decrease in investment yield from the 1997 period is attributable to an increase in holdings of tax free municipal securities and an increase in equity securities which generate less realized investment income.

Earned premiums for the nine month period ended September 30, 1998 amounted to $4,497,820 as compared to $3,407,213 for the same period of 1997. The change of $1,090,607 represents a 32% increase. The increase in earned premiums resulted from an increase in the number of insureds along with changes in the rating structure. The effects of these changes began to impact premium levels in the fourth quarter of 1997 and have continued throughout 1998.

The loss ratio for the first nine months of 1998 and 1997 was 119%. Prior to July 1, 1998, the loss ratio had been established at 120%. Effective July 1, 1998, the loss ratio has been reduced to 100%. The majority of premiums earned for the nine month period ended September 30, 1998 relate to the July 1, 1997-98 treaty period and as a result the loss ratio remains close to 120%. These loss ratios represent management's current estimated effective loss ratio selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. Losses incurred through September 30, 1998 do not reflect any development of prior year reserves.

The Company's overall loss ratio for the year ended December 31, 1997 was 81%. However, as mentioned above, excluding the effects of favorable development, the loss ratio for the period July 1, 1997-98 was established at 120%. Management expects to make a determination in the fourth quarter on whether an adjustment to reserves for prior years is appropriate.

These fluctuations in premiums, losses and expenses combined to result in a net underwriting loss of $2,751,659 for the nine month period ended September 30, 1998 as compared to a loss of $2,153,274 for the same period of 1997. Underwriting losses during the period exceeded 1997 primarily due to the increase in earned premiums and associated increase in losses incurred (120% loss ratio for the July 1, 1997-98 period).


FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 1998, total invested assets amounted to $41,794,068, an increase of $110,489 or .3% from $41,683,579 at December 31, 1997. Cash balances decreased from $1,081,736 at December 31, 1997 to $1,068,940 at September 30, 1998, a decrease of 1.2%. The balance of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and invested assets to total liabilities and stockholders' equity at September 30, 1998 was .89 to 1, compared to a ratio of .90 to 1 at December 31, 1997.

The Registrant paid its thirteenth consecutive quarterly dividend of $0.65 per share during the third quarter of 1998.

Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance decreased from $1,146,379 at December 31, 1997 to $1,112,977 at September 30, 1998, a decrease of 2.9%. This balance fluctuates primarily due to the timing of renewal premium written.


YEAR 2000 READINESS

AIIG is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

The Company's operations are conducted through its management company, Vermont Insurance Management, Inc. ("VIM"). VIM has informed the Company that it is using both internal and external resources to identify, correct and test its financial, information and operational systems for Year 2000 compliance. VIM is assessing its internal systems for Year 2000 compliance and has made inquiries of third parties with whom the Company has material relationships to assess the potential impact on the Company's operations if key third parties are not successful in converting their systems in a timely manner. VIM has completed its assessment of its hardware systems and is still in the process of reviewing its software systems, and anticipates that its review of its internal systems will be complete by December 31, 1998. VIM anticipates that any necessary remediation will be completed by June 1999 and that any necessary testing will be completed by September 30, 1999. Based on its review efforts to date, VIM does not anticipate any material disruption to the Company's business from its internal systems. The costs of remediation to its systems will be borne by VIM or its affiliates.

VIM has not yet received responses to all of its third party inquiries, but the Company believes that the primary concern regarding the Year 2000 problem is with its primary insurance carrier, CNA. The majority of insurance transactions affecting the Company are originated by CNA operating systems, with quarterly reporting to the Company. Representatives of CNA have informed the Company that CNA expects to be Year 2000 compliant by December 1, 1998. If CNA is unable to become Year 2000 compliant, the Company believes that the impact on its business is likely to be material. Presently, the Company's only business is that of reinsurance, so that it anticipates that Year 2000 noncompliance by third parties will be disruptive primarily from a reporting and informational standpoint.

The Company's expectations about the impact of the Year 2000 problem on its business are subject to a number of uncertainties that could cause actual results to differ materially. Such factors include the following: (i) The Company's service providers may not be successful in properly identifying all systems and programs that contain two-digit year codes; (ii) The nature and number of systems which require reprogramming, upgrading or replacement may exceed the service providers' expectations in terms of complexity and scope;
(iii) The Company's service providers may not be able to complete all remediation and testing necessary in a timely manner; (iv) The Company has no control over the ability of third parties to achieve Year 2000 compliance; and
(v) The impact of the Year 2000 problem on CNA may be of such magnitude that it may adversely affect the Company's business or eliminate its sole source of insurance business.

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

The transactions contemplated in the Exchange Agreement, the redomestication and the restructuring will be consummated only if certain conditions are satisfied, including certain regulatory approvals, the agreement of certain other third parties, and the approval of specified matters by the holders of at least a majority of the outstanding AIIG common stock.

On September 30, 1998, a registration statement was filed with the Securities and Exchange Commission by AmerInst Insurance Group, Ltd. ("AIG Ltd."), a newly formed Bermuda company. The registration statement relates to the registration of the shares to be issued by AIG Ltd. in the proposed transaction and the solicitation of proxies from the Company's stockholders to approve the transaction.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

          See Index to Exhibits.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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


                        AMERINST INSURANCE GROUP, INC.
                        ------------------------------
                                 (Registrant)



November 10, 1998   Bruce W. Breitweiser
                    ---------------------------------------------
                    Bruce W. Breitweiser
                    (Vice President and Chief Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant.)

AMERINST INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit
Number    Description
-------   -----------
3(i)      Certificate of Incorporation of the Company (1)
3(ii)     Bylaws of the Company (1)
4.1       Article Fourth of Certificate of Incorporation--included in Exhibit
          3(i) above
4.2       Statement of Stock Ownership Policy, as amended (7)
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4      Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4) 1995 placement slip (5) 1996 placement slip (6)
          1997 placement slip (9) and 1998 placement slip (filed herewith)
10.5      Management Agreement between Vermont Insurance Management, Inc. and
          AIIC dated May 1, 1997 (8) Addenda to Management Agreement dated July
          1, 1997 (9) and Addenda to Management Agreement dated July 1, 1998
          (filed herewith).
10.6      Escrow Agreement among AIIC, United States Fire Insurance Company and
          Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7      Security Trust Agreement among AIIC, Harris Trust and Savings Bank and
          Virginia Surety Company, Inc. dated March 9, 1995 (5)
10.8      Investment Advisory Agreement For Discretionary Accounts between
          Amerinst Insurance Company and Harris Associates L.P. dated as of
          January 22, 1996, as amended by the Amendment to Investment Advisory
          Agreement for Discretionary Accounts dated as of April 2, 1996 (filed herewith).
27        Financial Data Schedule (filed herewith)

--------------------

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

AMERINST INSURANCE GROUP, INC.

(8) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(9) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.