Form 10-K405
period 1998-12-31
AMERINST INSURANCE GROUP INC
filed 1999-03-31
CIK 822615

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[x]                    Annual report pursuant to section 13 or 15 (d)
                           of the Securities Exchange Act of 1934
                         For the fiscal year ended December 31, 1998.

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

Aggregate market value of the common stock held by nonaffiliates of the Registrant as of March 15, 1999 was $21,938,708. *

Number of shares of the $.01 par value common stock outstanding as of March 15, 1999 was 332,281.


*based on book value as of December 31, 1998.

                                    PART I

Item 1.  Business

General

AmerInst Insurance Group, Inc. ("AIIG" or the "Company") was incorporated under the laws of Delaware on September 9, 1987. AIIG's principal offices are located at P.O. Box 1330, Montpelier, Vermont 05601 (128 Berlin State Highway-Berlin, Barre, Vermont 05641).

The primary purpose for the formation and operation of AIIG and its wholly owned subsidiaries, AmerInst Insurance Company ("AIIC") and Amerinst Insurance Group, Ltd. ("AIG Ltd."), was to establish, for the benefit of accounting firms which are stockholders of AIIG, an insurance company which over time can exert a stabilizing influence, primarily through the reinsurance capacity of AIIC, on the design, pricing and availability of accountants' professional liability insurance. AIIC's sole current business activity is to act as a reinsurer of professional liability insurance policies which are issued under the AICPA Professional Liability Insurance Plan ("AICPA Plan" or "Plan"). The AICPA Plan offers professional liability coverage to accounting firms in all 50 states. Currently, approximately 23,000 accounting firms are insured under the Plan. In the future, AIIC may want to expand its business, subject to obtaining any required regulatory approvals, to include the reinsurance of other lines of coverage. AIG Ltd.'s purpose is more fully described in Note G of the audited financial statements included herein.

The reinsurance activity of AIIC depends upon agreements entered into with outside parties. From the inception of AIIC through mid-1993, Crum and Forster Managers Corporation, through a group of affiliated insurance companies (collectively "CGI"), was the primary insurer for the AICPA Plan. In 1998, AIIC provided reinsurance to CGI, assuming 10% of the risks related to the first $1,000,000 of coverage for each policy issued under the program. For the period 1989 through mid-1993, an unaffiliated company, Virginia Surety Company, Inc., ("VSC") provided reinsurance to CGI and retroceded a portion to AIIC such that AIIC assumed 10% to 12.5% of the risk related to the first $1,000,000 of coverage limits for each policy issued under the program. In August 1993, the AICPA Plan endorsed the CNA insurance group as its insurance carrier, replacing CGI as the primary insurer. AIIC then began a reinsurance relationship with CNA, taking a 10% participation of the first million dollars of liability of each policy written under the plan. Since its inception, AIIC's participation has ranged from 10% to 12.5% of the first million dollars of underlying coverage.

Third-party Managers and Service Providers

USA Risk Group, through Vermont Insurance Management, Inc., provides the day-to-day services necessary in the administration of AIIG's and AIIC's business.

The Country Club Bank of Kansas City, Missouri, has been engaged by AIIG for portfolio management of fixed-income securities and directs AIIG's investments pursuant to guidelines approved by AIIG's board of directors. Harris Associates L.P. has been engaged by AIIC to provide discretionary investment advice with respect to AIIC's equity investments.

Milliman & Robertson, Inc., (Liscord, Ward & Roy, Inc. for year-ends prior to December 31, 1998) an independent casualty actuarial consulting firm, has been retained by AIIC to render advice regarding actuarial matters.

The law firms of Altheimer & Gray and Lord, Bissell & Brook have been retained to render advice on legal matters.

Johnson Lambert & Co. has been retained by AIIG as its independent auditor to audit its financial statements.

Professional Liability Coverage

The professional liability policy issued by CGI or CNA and ultimately reinsured by AIIC (the "Policy") is a Professional Liability Company Indemnity Policy form.

The coverage provided under the Policy is on a "claims made" basis, which means the Policy covers only those losses resulting from claims asserted against the insured during the policy period. The insuring clause of the Policy, which indemnifies for losses caused by acts, errors or omissions in the insured's performance of professional accounting services for others, is in three parts:

Clause A indemnifies the accounting firm insured and, unless excluded by endorsements, any predecessor firms;

Clause B indemnifies any accountant or accounting firm while performing professional accounting services under contract with the insured;

Clause C indemnifies any former or new partner, officer, director or employee of the firm or predecessor firms.

Depending on the insured, defense costs for the policies issued by CNA (and reinsured by AIIC) are either within the policy limits or in addition to policy limits. CNA charges additional premium to cover the cost of providing defense costs in addition to the policy limits. There are a few States in which defense costs may not be included within the Policy limit. Settlements are made only with the written consent of the insured. However, if the insured contests the settlement recommended by the insurer, the Policy will only cover costs that do not exceed the lesser of the amount for which the claim could have been settled or the applicable limit of liability.

Competition

The AICPA Plan's current major competition comes from three large, established insurance companies, including the Plan's former carrier, CGI. A number of smaller companies compete in the field, but none have significant nationwide market share. Many of these companies charge lower premiums than the Plan, which may provide different terms of coverage. The Plan's principal competitive strength is its commitment to the use of large, financially strong and experienced primary insurers which enhance the Plan's capacity to continue to be a stable and dependable source of coverage and to pay losses as they arise.

Licensing and Regulation

The rates and terms of reinsurance agreements generally are not subject to regulation by any governmental authority. This is in contrast to direct insurance policies, the rates and terms of which are regulated by, or subject to notice to, State insurance departments. As a practical matter, however, the rates charged by primary insurers place a limit upon the rates that can be charged by reinsurers.

AIIG and AIIC are subject to regulation under the insurance laws, including the insurance holding company law of Illinois, where AIIC is domiciled. If AIIC engages in activities that would require it to become licensed as an insurer in other States, AIIG and AIIC would become subject to the insurance laws in such other States as well. Insurance laws vary from State to State, but generally require insurance holding companies and their insurance subsidiaries to register and file certain reports, including information concerning their capital structure, ownership, financial condition and general business operations, and require prior approval of changes in control, payments of certain dividends and other material intercompany transfers of assets, and transactions between insurance companies, their parents and affiliates.

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

AIIC's ability to pay dividends to AIIG is subject to the provisions of the Illinois insurance laws, which provide that insurance companies may not pay a dividend except out of cumulative earned surplus determined in accordance with statutory insurance accounting principles. In addition, insurance companies may not pay an "extraordinary" dividend or make an "extraordinary" distribution unless thirty days' prior written notice is given to the Illinois Director of Insurance and the Director does not disapprove the proposed dividend or distribution. An "extraordinary" dividend or distribution is a dividend or distribution of cash or other property having a fair market value, which together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: either (1) 10% of the insurer's surplus as regards policyholders as of the December 31 immediately preceding the date of the dividend or distribution, or (2) 100% of its net income for the annual period ending on such preceding December 31.

Customers

AIIC's only source of income, other than its investment portfolio, is its reinsurance treaties. Without such reinsurance treaties, investment income would provide enough revenue to continue operations while the Company evaluated other reinsurance and insurance opportunities.

Employees

AIIG, AIIC and AIG Ltd. have no employees. See Note D, Notes to the Consolidated Financial Statements.

Loss Reserves

For information concerning AIIC's loss reserves, changes in aggregate reserves for the last three years, and loss reserve development as of the end of each of the last ten years, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation, Note A to the Consolidated Financial Statements, and Note B to the Consolidated Financial Statements.

Item 2.  Properties

Neither AIIG, AIIC or AIG Ltd. owns or leases material properties.
Substantially all of the business of AIIG and AIIC is conducted from the offices of USA Risk Group. Since inception, AIG Ltd.'s operations have been minimal.
See Note G to the audited financial statements for more detail.

Item 3.  Legal Proceedings

There are no legal proceedings to which AIIG, AIIC or AIG Ltd. is a party.

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


As of March 31, 1999, AIIG had 2,570 holders of record of its common stock. On August 28, 1995, the Board adopted a dividend policy for AIIG to pay a quarterly dividend of $0.65 per share subject to legally available funds and specific Board approval for each quarter. During 1998, 1997 and 1996, AIIG paid cash dividends of $865,587, $867,735 and $869,661, respectively, representing four quarterly payments of $0.65 per share in each year. During 1995, AIIG paid two quarterly dividends of $0.65 totaling $435,412. The declaration of dividends by AIIG's Board of Directors is dependent upon AIIG's and AIIC's capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. For a description of the restrictions which Illinois law imposes on AIIC's ability to pay dividends, see
Item 1 above.

Item 6.  Selected Financial Data

The following summary sets forth selected financial data with respect to AIIG for the five fiscal years ended December 31, 1998. The balance sheet and income statement data have been derived from AIIG's consolidated financial statements, which have been audited by Johnson Lambert & Co., AIIG's independent auditors. The data set forth below should be read in conjunction with the audited financial statements and notes thereto included elsewhere herein.

SELECTED FINANCIAL STATEMENT DATA

Income Statement Data

                                    1998                  1997                 1996                 1995                1994
                               ----------------     -----------------     -----------------     ---------------     ---------------

Premiums Earned                 $7,046,551            $5,852,286            $5,386,388          $5,494,413           $6,276,395
Net Investment Income            2,443,592             2,572,539             2,394,377           2,195,451            2,156,374
                              ----------------     -----------------     -----------------     ---------------     ---------------
 Total Revenue                   $9,490,143            $8,424,825            $7,780,765          $7,689,864           $8,432,769
                             ================     =================     =================     ===============     ===============
 Net Income                      $1,601,672            $1,331,171            $2,086,778          $3,096,985           $3,801,325
                             ================     =================     =================     ===============     ===============
 Basic Earnings Per Share       $      4.82            $     3.99            $     6.24          $     9.24           $    11.26
                             ================     =================     =================     ===============     ===============
 Cash dividends declared
   per common share             $      2.60            $     2.60            $     2.60          $     1.30           $        -
                             ================     =================     =================     ===============     ===============

Balance Sheet Data

Balance Sheet Data

                                     1998                  1997                 1996                   1995                 1994
                               --------------        --------------        --------------        --------------        -------------
Investments                       $42,548,658           $41,683,579           $39,636,771           $36,865,013           $15,642,35
Funds Held by Reinsurers                                                                                                   25,041,31
Other Assets                        7,225,499             5,747,550             5,820,502             9,804,663             8,570,67
                               --------------        --------------        --------------        --------------        -------------
Total Assets                      $49,774,157           $47,431,129           $45,457,273           $46,669,676           $49,254,34
                               ==============        ==============        ==============        ==============        =============

Losses and Loss
Adjustment Expenses               $21,718,087           $20,802,873           $20,299,937           $21,789,036           $25,335,23
Unearned Premiums                   3,415,651             2,809,115             2,144,027             2,095,462             2,053,90
Other Liabilities                   2,698,410             2,700,777             2,921,784             3,725,385             7,368,13
                              ---------------        --------------       ---------------        --------------         ------------

Total Liabilities                  27,832,148            26,312,765            25,365,748            27,609,883            34,757,26
Stockholders' Equity               21,942,009            21,118,364            20,091,525            19,059,793            14,497,08
                              ---------------        --------------       ---------------        --------------         ------------
Total Liabilities and
Stockholders' Equity              $49,774,157           $47,431,129           $45,457,273           $46,669,676           $49,254,34
                              ===============        ==============       ===============        ==============         ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation

Net income increased by 20% in 1998 to $1,601,672 from $1,331,171 in 1997. Net income for 1997 decreased by 36% from $2,086,778 reported in 1996.

Premiums earned increased by 20% in 1998 to $7,046,551 from $5,852,286 in 1997. Premiums earned for 1997 increased by 9% from $5,386,388 reported in 1996. In 1998, 1997, and 1996 premiums earned includes $131,250, $720,298 and $693,976, respectively resulting from reductions in the ultimate estimated premium ceded pursuant to retrocession agreements in effect during 1989 through mid-1993. Ultimate premiums are dependent on loss experience under the agreements and are reevaluated as ultimate losses are reevaluated. Excluding the effect of the reduction of estimated ultimate premiums ceded, premiums earned during 1998 increased by 35% as compared to 1997; 1997 premiums earned increased by 9% as compared to 1996, and 1996 premiums earned decreased by 4% from 1995.

The increase in earned premiums during 1998 is attributable to an adjustment for prior year premiums due from CNA and from continued growth of the AICPA Plan. The one-time adjustment for prior year premiums due from CNA amounted to approximately $1.1 million and was a result of information system errors at CNA. CNA underreported the 1995-96 and 1996-97 treaty-year premiums due AIIG by $528,604 and $616,008, respectively. Subsequent to year-end 1998, these balances were received, including interest, net of ceding commissions due. Growth of the AICPA plan accounts for the remaining increases in 1998 and 1997 premiums. This growth is primarily the result of an increase in the number of insureds under the AICPA Plan and from certain rate increases associated with a "step plan" which was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are "stepped up" accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA's (and AIIG's) exposure increases. This additional exposure results in an increase in premiums charged.

Net investment income, including realized capital gains and losses, includes amounts earned on the Company's investment portfolio and cash on deposit. Net investment income decreased by $128,544 or 5% in 1998 to $2,443,995 from $2,572,539 in 1997. Net investment income in 1997 increased by $178,162 or 7% from the $2,394,377 reported in 1996. Net investment income in 1998 includes net realized capital gains of $277,627 as compared to net realized capital gains in 1997 of $305,252, a net decrease of $27,625. Net realized capital gains in 1996 were $1,765. Capital losses are used to offset capital gains of prior and future years and recover related income taxes.

Average invested assets including cash equivalents increased by $2,007,639 or 5% to $43,382,384 in 1998 compared to $41,374,745 in 1997. 1997 average invested assets increased by 3% from $40,077,308 in 1996. Investment yield including realized capital gains and losses in 1998 was 5.6% as compared to 6.2% in 1997 and 6.0% in 1996. Excluding realized gains and losses, the yield is computed at 5.0% in 1998, 5.5% in 1997 and 6.0% in 1996. The decrease in investment yield, excluding realized gains and losses, is primarily attributable to an increase in holdings of tax free municipal securities and an increase in equity securities which generate less realized investment income.

Unrealized gain on investments net of tax is $1,156,993 at December 31, 1998 as compared to $1,016,956 at December 31, 1997. AIIG considers all of its investment portfolio to be available for sale and accordingly all investments are reported at market value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income.

The composition of the investment portfolio at December 31, 1998 and 1997 is as follows:


                                                      1998       1997
                                                      ----       ----
   U.S. Treasury notes                                   4%        11%
   Mortgage backed securities and obligations of
    U.S. Government agencies                            41         38
   Obligations of state and political subdivisions      36         33
   Equity securities                                    19         18
                                                      ----       ----
                                                       100%       100%
                                                      ====       ====

AIIG continues to invest in high grade debt and equity securities.

Losses and loss adjustment expenses incurred increased by 1% to $4,797,657 in 1998 from $4,748,833 in 1997. Losses and loss adjustment expense for 1997 increased by 75% from $2,717,884 in 1996. These amounts include favorable development of prior years' estimates of losses and loss adjustment expense of approximately $4,883,000 in 1998, $1,411,000 in 1997 and $2,917,000 in 1996. As
adjustments to prior estimates of losses and loss adjustment expenses become known, such adjustments are included in current operations. AIIG's loss ratio, calculated as the ratio of losses and loss adjustment expense to premiums earned, is 68% in 1998, 81% in 1997 and 50% in 1995. The ratio calculated using only losses and loss adjustment expenses incurred for the current year (excluding the effects of favorable development and excluding reductions to retrocession premiums) is 140% in 1998, 120% in 1997, 120% in 1996.

Favorable development on prior year losses is attributable to various economic trends and factors. In a strong economic environment, fewer professional liability claims are likely to occur since fewer companies are experiencing the kind of financial stress or failure that can often lead to such claims. However, AIIG also noted that under the CNA program, loss frequency has increased in recent years while loss severity has remained constant. This increase in loss frequency can be attributed to CNA's implementation of a step plan (also see above discussion of premiums) in 1995 that was designed to attract a large number of new insureds, predominantly smaller firms, to the program. CNA expected loss severity to decrease and offset the effects of increases in loss frequency, but to date this has not occurred. Accordingly, losses are trending upward in recent years. Additionally, in recent years, many of the CNA insureds have opted to purchase defense coverage outside of policy limits which result in larger reserve requirements.


Policy acquisition costs of $1,967,307 were expensed in 1998 as compared to $1,462,733 in 1997, an increase of 35%. Policy acquisition costs expensed in 1997 reflect an increase of 12% from $1,302,327 in 1996. Such costs as a percentage of premiums earned (excluding the effects of reductions to retrocession premiums) are 28% in 1998, 29% in 1997 and 28% in 1996, and result primarily from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements.

Operating and management expenses increased by 4% in 1998 to $642,925 from $619,684 in 1997. 1997 operating and management expenses decreased by 15% from $727,780 in 1996.

The effective tax rate was 23% in 1998, 16% in 1997 and 31% in 1996. These rates differ from the statutory federal rate primarily due to the effects of tax exempt municipal bond income. Gross tax exempt investment income increased by 30% in 1998 to $683,891 from $527,600 in 1997. Gross 1997 tax exempt investment income increased by 110% from $250,913 in 1996.

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

The Company's operations are conducted through its management company, Vermont Insurance Management, Inc. ("VIM"). VIM has informed the Company that it is using both internal and external resources to identify, correct and test its financial, information and operational systems for Year 2000 compliance. VIM is assessing its internal systems for Year 2000 compliance and has made inquiries of third parties with whom the Company has material relationships to assess the potential impact on the Company's operations if key third parties are not successful in converting their systems in a timely manner. VIM has completed its assessment of its hardware systems and is still in the process of reviewing its software systems, and anticipates that its review of its internal systems will be complete by March 31, 1999. VIM anticipates that any necessary remediation will be completed by June 1999 and that any necessary testing will be completed by September 30, 1999. Based on its review efforts to date, VIM does not anticipate any material disruption to the Company's business from its internal systems. The costs of remediation to its systems will be borne by VIM or its affiliates.

VIM has not yet received responses to all of its third party inquiries, but the Company believes that its primary focus regarding the Year 2000 problem is appropriately with AIIC's primary insurance carrier, CNA. The majority of insurance transactions affecting the Company are originated by CNA operating systems, with quarterly reporting to the Company. Representatives of CNA have informed the Company that CNA has been Year 2000 compliant since December 1, 1998. If CNA is not Year 2000 compliant, the Company believes that the impact on its business is likely to be material. Presently, the Company's only business is that of reinsurance, so the Company anticipates that Year 2000 noncompliance by, particularly CNA, will be disruptive primarily from a reporting and informational standpoint.

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

As of December 31, 1998, total invested assets amounted to $42,548,658, an increase of $865,079 or 2% from $41,683,579 at December 31, 1997. Cash balances increased from $1,081,736 at December 31, 1997 to $1,450,795 at December 31, 1998, an increase of 34%. The balance of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and invested assets to total liabilities and stockholders' equity at December 31, 1998 was .88 to 1, compared to a ratio of .90 to 1 at December 31, 1997.

AIIG's gross premiums written in 1998 amounted to $7,521,837 (also see discussion of premiums earned in Results of Operations), an increase of $1,724,761 from 1997. Gross premiums written in 1997 increased by $1,056,099, or 22.3% from 1996. Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance increased from $1,146,379 at December 31, 1997 to $2,357,147 at December 31, 1998, an increase of 106%. Approximately $818,000 of the increase in assumed reinsurance premiums receivable is attributable to the one-time adjustment for prior year premiums due from CNA, as more fully described in Results of Operations. This balance also fluctuates due to the timing of renewal premium written. The increase in premiums has also resulted in a direct increase in policy acquisition costs, unearned premiums, fixed commissions paid to CNA as part of its quota share agreement, and loss reserves.

Reinsurance recoveries represent AIIG's estimate of losses to be reimbursed by its reinsurer from future loss payments. AIIG (through AIIC) entered into excess of loss retrocession agreements to limit its retained risk on any one claim underwritten by Coregis Group, Inc. (formerly Crum and Forster Managers Corporation), to $50,000 in 1989 and 1990 and $62,500 in 1991 through mid-1993, subject to specified maximum recoveries for each contract year. Retrocession premiums ceded by AIIG are adjustable within a specified range based on actual experience under each contract. Amounts recoverable from the reinsurers pursuant to retrocession agreements have been estimated using actuarial assumptions consistent with those used in establishing the liability for unpaid losses and loss adjustment expenses. The actuary suggested a decrease in its analysis as of December 31, 1998 which is reflected in the decrease to reinsurance recoveries receivable from $1,039,762 at December 31, 1997 to $875,685 at December 31, 1998, a decrease of $164,077, or 16%.

Reinsurance balances payable represent AIIG's estimate of the premiums due to the Company's reinsurer under the retrocession agreements described above, and amounts currently due for losses and loss adjustment expenses payable. Ultimate loss reserves were adjusted downward by the actuary in 1998, which resulted in a decrease in the portion of reinsurance balances payable due for retrospective premiums. The estimate of reinsurance balances due for retrospective premiums decreased by $131,250, $720,298 and $693,976 during 1998, 1997 and 1996, respectively. Including loss and loss adjustment expenses currently due, reinsurance balances payable increased from $1,984,442 at December 31, 1997 to $2,142,396 at December 31, 1998, an increase of $157,954, or 8%.

Prepaid expenses and other assets amounted to $326,172 at December 31, 1998, an increase of 75% from 1997. This is due to the fact that the Company incurred expenses in researching, studying and preparing for its possible redomestication to Bermuda. At December 31, 1998 expenses totaling $86,798 were capitalized and have been included in other assets.

Deferred policy acquisition costs, representing the deferral of ceding commission expense related to premiums not yet earned, increased from December 31, 1997 along with the increase in unearned premiums. The current ceding commission rate, which became effective August 1, 1995, is 28.5%.

The Registrant paid its fourteenth consecutive quarterly dividend of $0.65 per share during the fourth quarter of 1998.

During 1998, 1997 and 1996, the Board of Directors declared quarterly dividends of $0.65 per share totaling $865,587, $867,735 and $869,661, respectively. Continuation of quarterly dividend payments is subject to the Board of Directors' continuing evaluation of the Company's level of surplus vis a vis its capacity to accept more business. It is an objective of the Company to build surplus in anticipation of the next "hard market", that is to say, the next period in which accountants' professional liability insurance becomes difficult or impossible to obtain at reasonable prices, and to retain flexibility for any future business expansions.

Due to regulatory restrictions on the payment of dividends, $19,005,196 of AIIG's separately determined GAAP basis stockholders' equity of $20,848,584 is unavailable for distribution as dividends in 1999 without prior regulatory approval.

Property/Casualty Losses and Loss Adjustment Expenses

The consolidated financial statements include the established liability for unpaid losses and loss adjustment expenses (LAE) of the Company's property/casualty (P/C) insurance operations. The liabilities for losses and loss adjustment expenses are determined utilizing both case-basis evaluations and actuarial projections, which together represent an estimate of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of trends in future claim severity and frequency. The estimates are continually reviewed, and as experience develops and new information becomes known, the liability is adjusted as appropriate. Such adjustments are reflected in current financial reports.

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. Future average severity is projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends. These anticipated trends are monitored based on actual development and are modified if necessary.

As is customary in the business, an acturial review and projection is performed for AIIC by its independent actuary as of June 30 and December 31 of each year. Those projections are not adjusted at the first or third quarters, but remain in effect for the half-year period.

AIIC's actuary has applied four standard methods. The Expected Value Method
(EVM) relies on pricing considerations prior to the emergence of any actual experience for a particular report year. The Bornhuetter-Ferguson Method (BFM) blends the expected value estimates from the EVM with the actual emerging experience. The Trended Average Cost Method (TACM) allows separate estimation of the three components of expected losses -- frequency, limited severity, and excess severity -- with the ability to introduce different valuation methods for each of these three components at different points in time. The Loss Development Method (LDM) projects current values of incurred losses to their estimated ultimate level based on historical patterns of how losses have developed as a report year ages.

The selection of estimated ultimate loss, and related loss ratios, for each of the last five years consistently have been based on composite indications from each of the four methods rather than solely on a single method. However, for more recent and thus most immature report years, the selection has primarily been based on the Trended Average Cost Method, which adjusts quickly to changes in the number of reported claims which become available soon after the end of the report year.

The valuation has been subject to limited adjustments to reflect uncertainties concerning CNA's underwriting, which is not fully comparable to the more mature Crum & Forster results for earlier years.

The result of this process is that each half year, the actuary has made recommendations to AIIC's Board of Directors, which for each period adopted the recommendation.

Based on the foregoing practice, the estimated loss ratio has been changed by AIIG's Board of Directors approximately once each year, including the recent decrease from 120% to 100%. The reason for that change is that the Board, following receipt of the actuary's report, determined that the 120% ratio was too high, based on the circumstances and available information.

The following table shows the development of the estimated liability for the previous ten years of the Company's P/C operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(Thousands of Dollars)

Amounts prior to 1993 restated to conform with SFAS 113


                                                                        Year Ended December 31,
                                     1988     1989     1990     1991     1992     1993     1994     1995     1996     1997     1998
                                   --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  ------


Gross Liability for Loss and
 LAE Reserves....................    $1,895   $8,085  $15,182  $20,260  $25,287  $27,047  $25,335  $21,789  $20,300  $20,803  21,718

Reinsurance Recoverable for
 Unpaid
 Loss and LAE Reserves...........         -        -      502      761      969    4,764    4,071    3,160    2,020    1,040     876

                                     ------   ------  -------  -------  -------  -------  -------  -------  -------  -------  ------
Net Liability for Unpaid Losses
 and
 LAE reserves....................    $1,895   $8,085  $14,680  $19,499  $24,318  $22,283  $21,264  $18,629  $18,280   19,763  20,842



                                                                          Year Ended December 31,
                                       1988     1989     1990     1991     1992     1993     1994     1995     1996     1997    1998
                                     ------   ------  -------  -------  -------  -------  -------  -------  -------  -------  ------
Losses Reestimated as of:

  One Year Later.................     1,897    8,705   14,779   19,963   23,004   18,099   17,957   15,709   16,869   14,883       -
  Two Years Later................     1,897    8,145   12,667   15,264   20,133   15,064   15,042   14,299   10,161
  Three Years Later..............     1,780    6,796    9,862   13,101   17,782   12,196   13,635    8,417
  Four Years Later...............     1,405    5,199    8,696   11,725   15,520   10,811    9,322
  Five Years Later...............     1,065    4,782    7,753   10,158   14,825    8,479
  Six Years Later................       995    4,536    6,879   10,081   12,817
  Seven Years Later..............       936    4,031    6,761    8,523
  Eight Years Later..............       819    4,016    5,661
  Nine Years Later...............       819    3,576
  Ten Years Later................       819

Cumulative Redundancy
 (Deficiency)....................     1,076    4,509    9,019   10,976   11,501   13,804   11,942   10,212    8,119    4,880       -


Cumulative Amount Paid Through:

  One Year Later.................        73      415    2,548    4,158    6,100    1,555    4,007    2,885    3,036    3,567       -
  Two Years Later................       208    1,710    3,653    5,464    7,860    5,128    6,469    4,791    5,580
  Three Years Later..............       595    2,349    4,147    6,255   10,370    6,765    7,721    6,087
  Four Years Later...............       617    2,716    4,380    7,744   11,436    7,666    8,551
  Five Years Later...............       676    2,927    5,422    8,303   11,878    8,199
  Six Years Later................       659    3,317    5,540    8,501   12,263
  Seven Years Later..............       668    3,380    5,764    8,611
  Eight Years Later                     670    3,467    5,799
  Nine Years Later                      674    3,485
  Ten Years Later                       675

The above table of losses reestimated has been prepared on a net basis (i.e., loss and loss adjustment expenses and reinsurance recoveries receivable have not been grossed-up, as required under FAS 113). The schedule has been prepared on a net basis due to the relative immateriality of reinsurance balances when considered in relation to total loss and loss adjustment expense reserves, and due to the cost/benefit of providing such information.

The above table presents the development of balance sheet liabilities for 1988 through 1998 as of year-end 1998. The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years.

This liability represents the estimated amount of losses and LAE for claims arising in all prior years, both paid and unpaid at the balance sheet date, including losses that had been incurred. The upper portion of the table shows the experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1994 liability has developed a $11,942,000 redundancy which has been reflected in income in subsequent years as the reserves were reestimated.

The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, the 1994 year end liability was originally $21,264,000. As of December 31, 1998, the Company had paid $8,551,000 of the currently estimated $9,322,000 of losses and LAE that had been incurred for 1994 and prior years through the end of 1998; thus an estimated $771,000 in losses incurred through 1994 remain unpaid as of the current financial statement date.

In evaluating this information, it should be understood that each amount includes the effects of all changes in amounts for prior periods. This table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

NAIC Codification of Statutory Accounting Practices

See Note F to the Consolidated Financial Statements regarding the codification of statutory accounting practices by the National Association of Insurance Commissioners.

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

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this Item are listed below:

                                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements
---------------------------------------------------------------------
                                                                       Page
                                                                       -----

Report of Independent Accountants....................................     16
Consolidated Balance Sheets..........................................     17
Consolidated Statements of Income and Other Comprehensive Income.....     18
Consolidated Statement of Changes in Stockholders' Equity............  19-20
Consolidated Statements of Cash Flows................................     21
Notes to the Consolidated Financial Statements.......................     22

Financial Statement Schedules:
---------------------------------------------------------------------

Reports of Independent Accountants on Financial Statement Schedules..     36
Schedule II, Parent Company Condensed Financial Statements...........     37
Schedule IV, Reinsurance.............................................     40

Schedules I, III, V, and VI are omitted as they are inapplicable, immaterial, or because the required information may be found in the audited consolidated financial statements and notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in, or disagreements with accountants on, accounting and financial disclosure. In connection with the proposed redomestication, of the Company to Bermuda, AIG Ltd., a subsidiary of the Company which would be the successor to the Company upon completion of the redomestication, has retained Deloitte & Touche Ltd. rather then Johnson Lambert & Co., based on Deloitte & Touche's expertise with respect to Bermuda domiciled entities. Neither of Johnson Lambert & Co.'s reports on the financial statements of AIIG for the past two years contains an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. The retention of Deloitte & Touche by the Company has been approved by the Company's Board of Directors. There have been no disagreements with Johnson Lambert with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

In order to insure that persons with professional liability insurance knowledge are represented on AIIG's Board of Directors, AIIG's Certificate of Incorporation requires that at least half of each class of directors be either current or former members of the PLIP Committee of the AICPA, or persons otherwise knowledgeable, as determined by the Board, in accountants' professional liability insurance matters ("Qualified Directors"). The Board has designated Mr. Breitweiser and Mr. Katch as Qualified Director candidates.

Listed below is the name, age, officer position with AIIG, principal business experience during the last five years, and other information regarding each director and officer of AIIG.

Norman C. Batchelder....... Age 70. President, Chairman of the Board and
                            Director of AIIG since it was formed in September of 1987. Former Executive Director of the New Hampshire Society of CPAs. Former Partner of Smith, Batchelder & Rugg, CPAs, Lebanon, New Hampshire. Former member and Chairman of the AICPA Professional Liability Insurance Plan Committee and Former President of the New Hampshire Society of CPAs.

Bruce W. Breitweiser....... Age 50. Vice President of AIIG since 1993. Director of AIIG since November 21, 1991. Managing Partner of Dunbar, Breitweiser & Company, LLP, Bloomington, Illinois.

Jerome A. Harris........... Age 55. Secretary of AIIG since May 1998. Assistant
                            Secretary and Assistant Treasurer of AIIG from December 1995 through May 1998. Director of AIIG since May of 1995. Managing Partner of Checkers, Simon & Rosner, LLP, Chicago, Illinois. Senior Managing Director of American Express Tax and Business Services. Founding and past board member and past member of the Executive Committee of the Accountants Liability Assurance Company Ltd. Former Chairman of the Illinois CPA Society Insurance Liability Task Force.

Ronald S. Katch............ Age 65. Treasurer of AIIG since 1991. Director of
                            AIIG since it was formed in September of 1987. Managing Partner of Katch, Tyson & Company, CPAs, Northfield, Illinois. Former member and Chairman of the AICPA Professional Liability Insurance Plan Committee.

David N. Thompson.......... Age 48. Director of AIIG since May 1998. Senior Vice
                            President--Mergers and Acquisitions, Meadowbrook Insurance Group, Inc., a national insurance company, since 1998, and Chairman and Chief Executive Officer of E-Insure Services, Inc., an Internet insurance marketplace since 1996. From 1993 to 1994, President and Chief Executive Officer of Specialty Programs, Ltd., an insurance acquisition and consulting company. Prior thereto he held various positions, most recently as Chairman, President and Chief Executive Officer, with Crum & Forster Managers Group, an underwriter of property and casualty insurance and the predecessor to Coregis Insurance Company. Mr. Thompson is a CPA.

Irvin F. Diamond........... Age 57. Director of AIIG since February 1999.
                            Partner in Rogoff Erickson Diamond & Walker, LLP (formerly Rogoff, Diamond & Walker, LLP). Current member of the Board of Directors of Coopers, Inc. and Cimarron Health Plan (an HMO). Current member of the AICPA Insurance Programs Executive Committee. Former member of the New Mexico Society of Certified Public Accountants Professional Liability Task Force. Former member and Vice President of the AICPA Board of Directors. Former President of New Mexico Society of Certified Public Accountants. Mr. Diamond is a Certified Financial Planner, an AICPA Personal Financial Specialist, and a Registered Investment Advisor in the State of New Mexico. For more than 15 years, Mr. Diamond has been a recognized national expert witness and litigation consultant in CPA's professional liability matters, having served in this capacity more than 25 times.

Jeffry I. Gillman.......... Age 57. Director of AIIG since February 1999.
                            Managing shareholder of Gillman & Shapiro, P.A. Former member of the AICPA Professional Liability Insurance Plan Committee. Founding trustee of the Florida Institute of CPAs Health Benefit Trust.

Except as indicated above, no director of AIIG is a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. Mr. Charles B. Larson served as a director of AIIG from September 1987 until May 1998.

The Company is in the process of adding and replacing its directors.

Committees of the Board of Directors
------------------------------------

There are seven committees of the Board of Directors of AIIG constituted as follows:

              Committee                        Members
              ----------                       -------
Stockholder Relations Committee.............   Mr. Katch and Mr. Batchelder
Audit Committee.............................   Mr. Breitweiser and Mr. Harris
Finance and Actuarial Committee.............   Mr. Harris and Mr. Thompson
Investment Committee........................   Mr. Breitweiser and Mr. Katch
Underwriting and Reinsurance Committee......   Mr. Batchelder and Mr. Harris
Public Relations Committee..................   Mr. Batchelder
Nominating Committee........................   Mr. Breitweiser and Mr. Katch

The seven committees respectively have and may exercise the full power of the Board of Directors, subject to certain limitations imposed by law, as to all matters relating to the ownership, transfer or redemption of AIIG's Common Stock; the annual audit of AIIG's financial statements and the review and approval of AIIG's fiscal year budget; review of financial and actuarial matters affecting AIIG; AIIG's investment activity; the review and negotiation of reinsurance contracts; the coordination of press releases and other communications with the public; and the consideration of nominees to the Board of Directors.

During April and May 1998, an Executive Committee consisting of Messrs. Batchelder, Breitweiser, Harris and Katch was appointed with full power and authority to act on behalf of the Board in the management of the business and affairs of AIIG, except as otherwise provided under the DGCL. The Executive Committee was dissolved in May 1998.

Section 16(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, requires the Company's executive officers, directors and holders of 10% or more of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. David N. Thompson did not timely file with the the SEC Form 4, Statement of Changes in Beneficial Ownership, with respect to his purchase of 26 shares of common stock of the Company on December 28, 1998. The Form 4 with respect to such transaction was due no later than January 10, 1999.

Item 11.  Executive Compensation

The Registrant does not have any employees. AIIG has not paid compensation to any person before the date of this 10K Filing and is not expected to do so prior to the Effective Time.

Directors of AIIG receive an annual retainer of $10,000. They are also paid $600 per half day for each Board meeting and $125 per hour for each committee meeting attended during the calendar year. The Directors of AIIG fill all officer positions of AIIG without salary or any other compensation. Directors are entitled to receive reimbursement for reasonable expenses incurred in attending Board or committee meetings of AIIG or when otherwise acting on behalf of AIIG.

None of the directors of the Company received compensation from AIIG exceeding $60,000 during AIIG's 1998 fiscal year. The total compensation of all directors in 1998 was $114,200.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 25, 1999, the directors and executive officers of AIIG and affiliates of such persons were beneficial owners of, in the aggregate, 3,659 shares (1.1% of total Common Stock outstanding). No individual director or executive officer was the beneficial owner of more than .6% of AIIG's total Common Stock outstanding.

The following table sets forth as of December 31, 1998, the beneficial ownership of AIIG Common Stock of each of the directors, nominees for directors and officers and all officers and directors of AIIG as a group. No person known to the Company as of December 31, 1998 is the "beneficial owner" (as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of more than 5% of the Company's Common Stock. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Except as otherwise noted, all information in the table and the accompanying footnotes is given as of December 31, 1998, and has been supplied by each of the persons included in the table.

                                                      Number of Shares of Common
   Name of Director                                    Stock Beneficially Owned
   ----------------                                   --------------------------
   Norman C. Batchelder, CPA..........................            22
   Bruce W. Breitweiser, CPA (1)......................           294
   Ronald S. Katch, CPA (2)...........................           400
   Jerome A. Harris, (3)..............................           817
   David N. Thompson, CPA.............................            26
   Irvin F. Diamond, CPA (4)..........................         2,000
   Jeffry I. Gillman, CPA (5).........................           100
   All Directors and Officers as a Group (7 persons)..         3,659

---------------
(1) Shares are held by IAA Trust Co. as trustee of the 401(k) Savings Plan of Dunbar, Breitweiser & Company for the benefit of Bruce W. Breitweiser.

(2) Katch, Tyson & Company, CPAs, of which Mr. Katch is a partner, is the record and beneficial owner of the shares shown and has sole voting and investment power with respect to such shares.

(3) Checkers, Simon & Rosner, LLP, of which Mr. Harris is a partner, is the record and beneficial owner of the shares shown and has sole voting and investment power with respect to such shares.

(4) Rogoff Erickson Diamond & Walker, LLP, of which Mr. Diamond is a partner, is the record and beneficial owner of the shares shown and has sole voting and investment power with respect to such shares.

(5) Gillman & Shapiro, P.A., of which Mr. Gillman is the managing shareholder, is the record and beneficial owner of the shares shown and has sole voting and investment power with respect to such shares.

Item 13. Certain Relationships and Related Transactions

Since 1967 the AICPA has sponsored the AICPA Plan. The initial business of AIIC has been to act as a reinsurer of professional liability insurance policies having effective dates on or after April 1, 1988, which are issued by the primary insurer under the AICPA Plan.

The AICPA Plan Committee evaluates the AICPA Plan periodically in order to effect changes that the Committee believes will result in a stable and competitively priced source of professional liability insurance coverage for its members. To this end, the AICPA Plan Committee was involved in the organization of AIIG and AIIC, including the selection of the initial directors of AIIG. However, the AICPA does not direct the affairs of, is not responsible for any obligations of, nor does it receive any direct economic benefit from, either AIIG or AIIC.

Although AIIC has entered into reinsurance agreements with the primary insurer under the AICPA Plan, and intends to cooperate with the AICPA in the provision, through such reinsurance agreements and otherwise, of reinsurance capacity for the AICPA Plan, AIIC has no contractual right to long-term involvement in the AICPA Plan. Similarly, other than as provided by the aforementioned reinsurance agreements, AIIC is not obligated to use its reinsurance capacity as part of the AICPA Plan and may, in the discretion of its Board of Directors, provide reinsurance for accountants' professional liability coverage in programs not sponsored by the AICPA.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   See Index to Financial Statements on page 11.

(a)(2)   See Index to Financial Statement Schedules on page 11.

(a)(3)   See Index to Exhibits set forth on page 42.

(b)      No reports on Form 8-K were filed during the fourth quarter of 1998.

(c)      See Index to Exhibits set forth on page 42.

(d)      See Index to Financial Statement Schedules on page 11.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors
AmerInst Insurance Group, Inc.


We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Inc. (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income and other comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmerInst Insurance Group, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                                           JOHNSON LAMBERT & CO.

Burlington, Vermont
February 22, 1999

AMERINST INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
ASSETS                                                                             1998                    1997
                                                                                -----------             -----------
Investments:
  Fixed maturity investments, at market value
   (amortized cost $33,680,548 and $33,420,863)                                 $34,577,261             $34,065,619
  Equity securities, at market value (cost $7,115,089
   and $6,721,873)                                                                7,971,397               7,617,960
                                                                                -----------             -----------
     TOTAL INVESTMENTS                                                           42,548,658              41,683,579

Cash and cash equivalents                                                         1,450,795               1,081,736
Assumed reinsurance premiums receivable                                           2,357,147               1,146,379
Reinsurance recoveries receivable                                                   875,685               1,039,762
Accrued investment income                                                           596,862                 499,970
Deferred policy acquisition costs                                                   973,461                 800,598
Deferred income tax asset                                                           652,666                 992,599
Prepaid expenses and other assets                                                   326,172                 186,506
                                                                                -----------             -----------
     TOTAL ASSETS                                                               $49,781,446             $47,431,129
                                                                                ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses                                      $21,718,087             $20,802,873
Unearned premiums                                                                 3,415,651               2,809,115
Reinsurance balances payable                                                      2,142,396               1,984,442
Federal income taxes payable                                                        118,004                 260,897
Accrued expenses and other liabilities                                              445,299                 455,438
                                                                                -----------             -----------
     TOTAL LIABILITIES                                                           27,839,437              26,312,765
                                                                                -----------             -----------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 2,000,000 shares authorized;
 1998--332,331 shares issued and outstanding
 1997--333,358 shares issued and outstanding                                          3,323                   3,334
Additional paid-in capital                                                        7,144,818               7,172,508
Retained earnings                                                                13,636,875              12,925,566
Accumulated other comprehensive income, net of tax                                1,156,993               1,016,956
                                                                                -----------             -----------

     TOTAL STOCKHOLDERS' EQUITY                                                  21,942,009              21,118,364
                                                                                -----------             -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                                    $49,781,446             $47,431,129
                                                                                ===========             ===========

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE
  INCOME

                                                                              Year ended December 31,
                                                                 1998                   1997                  1996
                                                              ----------             ----------            -----------
REVENUES
Premiums earned                                               $7,046,551             $5,852,286             $5,386,388
Net investment income and net realized gains
   and losses                                                  2,443,995              2,572,539              2,394,377
                                                              ----------             ----------             ----------

       TOTAL REVENUES                                          9,490,546              8,424,825              7,780,765
                                                              ----------             ----------             ----------

LOSSES AND EXPENSES
Losses and loss adjustment expenses                            4,797,657              4,748,833              2,717,884
Policy acquisition costs                                       1,967,307              1,462,733              1,302,327
Operating and management expenses                                642,925                619,684                727,780
                                                              ----------             ----------             ----------

       TOTAL LOSSES AND EXPENSES                              7,407,889              6,831,250              4,747,991
                                                              ----------             ----------             ----------

       INCOME BEFORE INCOME TAXES                             2,082,657              1,593,575              3,032,774

Provision for income taxes                                       480,985                262,404                945,996
                                                              ----------             ----------             ----------

       NET INCOME                                              1,601,672              1,331,171              2,086,778
                                                              ----------             ----------             ----------

OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized holding gains (losses) arising during
   the period                                                    323,271                793,801               (149,578)
Less: reclassification adjustment for gains and
   losses included in net income                                (183,234)              (201,466)                (1,165)
                                                              ----------             ----------             ----------

       OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX             140,037                592,335               (150,743)
                                                              ----------             ----------             ----------

       COMPREHENSIVE INCOME                                   $1,741,709             $1,923,506             $1,936,035
                                                              ==========             ==========             ==========

       BASIC EARNINGS PER SHARE                               $     4.82             $     3.99             $     6.24
                                                              ==========             ==========             ==========

Average common shares outstanding for the year                   332,997                333,870                334,558
                                                              ==========             ==========             ==========

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                             Accumulated
                                                                                                Other
                                                                 Additional                 Comprehensive                  Total
                                                        Common     Paid-in      Retained       Income,      Treasury   Stockholders'
                                                         Stock     Capital      Earnings      Net of Tax      Stock        Equity
                                                        ------   ----------   -----------   -------------   --------   -------------
BALANCE AT JANUARY 1, 1996                              $3,349   $7,206,283   $11,274,797     $  575,364    $      -   $19,059,793
Net income                                                                      2,086,778                                2,086,778
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities,
   net of reclassification adjustment                                                           (150,743)                 (150,743)
Purchases of 692 shares of treasury stock                                                                    (34,642)      (34,642)
Retirement of 692 shares of treasury stock                  (7)     (17,300)      (17,335)                    34,642
Cash dividends paid ($2.60 per share)                                            (869,661)                                (869,661)
                                                        ------   ----------   -----------     ----------    --------   -----------
BALANCE AT DECEMBER 31, 1996                             3,342    7,188,983    12,474,579        424,621           -    20,091,525
Net income                                                                      1,331,171                                1,331,171
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities,
   net of reclassification adjustment                                                            592,335                   592,335
Purchases of 822 shares of treasury stock                                                                    (28,932)      (28,932)
Retirement of 822 shares of treasury stock                  (8)     (16,475)      (12,449)                    28,932
Cash dividends paid ($2.60 per share)                                            (867,735)                                (867,735)
                                                        ------   ----------   -----------     ----------    --------   -----------
BALANCE AT DECEMBER 31, 1997                            $3,334   $7,172,508   $12,925,566     $1,016,956    $      -   $21,118,364


                                 -(Continued)-

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, INC.

                                                                                             Accumulated
                                                                                                Other
                                                                 Additional                 Comprehensive                 Total
                                                        Common     Paid-in      Retained       Income,     Treasury   Stockholders'
                                                         Stock     Capital      Earnings     Net of Tax      Stock        Equity
                                                        ------   ----------   -----------   -------------  --------   -------------
BALANCE AT DECEMBER 31, 1997                            $3,334   $7,172,508   $12,925,566      $1,016,956  $     -      $21,118,364

Net income                                                                      1,601,672                                 1,601,672
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities,
   net of reclassification adjustment                                                             140,037
Purchases of 1,108 shares of treasury stock                                                                 (52,477)        (52,477)

Retirement of 1,108 shares of treasury stock               (11)     (27,690)      (24,776)                   52,477          52,477
Cash dividends paid ($2.60 per share)                                            (865,587)                                 (865,587)

                                                        ------   ----------   -----------      ----------  --------     -----------
BALANCE AT DECEMBER 31, 1998                            $3,323   $7,144,818   $13,636,875      $1,156,993  $     -      $21,942,009
                                                        ======   ==========   ===========      ==========  ========     ===========


See accompanying  notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year ended December 31,
                                                               1998                  1997                 1996
                                                           ------------          ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $  1,601,672          $  1,331,171         $  2,086,778
Adjustments to reconcile net income to net cash
   Provided by (used in) operating activities
    Amortization of net premiums on investments                  35,048                21,185               18,906
    Net realized gains on sales of investments                 (277,627)             (305,253)              (1,765)
    Deferred income taxes                                       267,793                 7,995             (495,727)
Changes in assets and liabilities:
    Assumed reinsurance premiums receivable                  (1,210,768)             (216,581)             196,628
    Reinsurance recoveries receivable                           164,077               980,213            1,139,586
    Accrued investment income                                   (96,892)               15,900               75,303
    Deferred policy acquisition costs                          (172,863)             (189,550)             (48,573)
    Income taxes receivable/payable                            (142,893)              (55,302)             713,191
    Prepaid expenses and other assets                          (139,666)              (96,498)              (9,758)
    Unpaid losses and loss adjustment expenses                  915,214               502,936           (1,489,099)
    Unearned premiums                                           606,536               665,088               48,565
    Reinsurance balances payable                                157,954              (167,614)          (1,083,436)
    Accrued expenses and other liabilities                      (10,139)                1,909              (36,364)
                                                           ------------          ------------         ------------
     Net cash provided by operating activities                1,697,446             2,495,599            1,114,235
                                                           ------------          ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                    (12,265,241)          (13,572,437)         (22,603,360)
Proceeds from sales and maturities of investments            11,854,918            11,010,362           20,761,301
Net (purchases) sales of short-term investments                                     1,697,475           (1,325,897)
                                                           ------------          ------------         ------------
     Net cash used in investing activities                     (410,323)             (864,600)          (3,167,956)
                                                           ------------          ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                 (865,587)             (867,735)            (869,661)
Purchases of treasury stock                                     (52,477)              (28,932)             (34,642)
                                                           ------------          ------------         ------------
     Net cash used in financing activities                     (918,064)             (896,667)            (904,303)
                                                           ------------          ------------         ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                         369,059               734,332           (2,958,024)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  1,081,736               347,404            3,305,428
                                                           ------------          ------------         ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                     $  1,450,795          $  1,081,736         $    347,404
                                                           ============          ============         ============
SUPPLEMENTAL DATA  -  Income taxes paid                    $    454,893          $    425,000         $    728,505
                                                           ============          ============         ============

See accompanying notes to the consolidated financial statements.

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

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include the accounts of AIIG and its wholly owned subsidiaries, AmerInst Insurance Company (AIIC) and AmerInst Insurance Group, Ltd. (AIG, Ltd.) All material intercompany accounts and transactions have been eliminated in consolidation.

During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This pronouncement, which was adopted by AIIG in 1998 establishes standards for reporting and display of comprehensive income. This all-inclusive approach to reporting income attempts to more accurately report items that previously bypassed the income statement and were only addressed in the equity section of the balance sheet. For AIIG, the only item required for reporting of comprehensive income is the change in unrealized holding gains and losses. Adoption of this pronouncement does not affect shareholders' equity. In accordance with this pronouncement, the 1997 and 1996 financial statements have been restated to reflect this new standard.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recognition of Premium Revenue: Premiums assumed are earned ratably over the terms of the underlying policies to which they relate. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Pursuant to prior retrocession agreements, charges or credits resulting from adjustments to related provisional retrocession premiums are reflected as adjustments to ceded premiums. Management believes that recorded retrocession premiums ceded represent its best estimate of such amounts; however, as changes in the estimated ultimate losses and loss adjustment expenses applicable to the retrocession layers are determined, the estimated ultimate ceded premiums will also change. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

AMERINST INSURANCE GROUP, INC.

NOTE A--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Deferred Policy Acquisition Costs: Ceding commissions related to assumed reinsurance agreements are deferred and amortized over the terms of the underlying policies to which they relate.

Unpaid Losses and Loss Adjustment Expenses: The liability for unpaid losses and loss adjustment expenses includes case basis estimates of reported losses plus supplemental amounts for projected losses, calculated based upon loss projections utilizing certain actuarial assumptions and AIIC's historical loss experience supplemented with industry data. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at year end represents its best estimate, based upon the available data, of the amount necessary to cover the ultimate cost of losses, based upon an actuarial analysis prepared by its independent consulting actuary. However, because of the volatility inherent in professional liability coverage, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly in excess of or less then the amount indicated in the financial statements. As adjustments to these estimates become necessary, such adjustments are reflected in current operations. AIIC does not discount its loss reserves for purposes of these financial statements.

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

AMERINST INSURANCE GROUP, INC.

NOTE A--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Investments: Investments held by AIIG consist of U.S. Treasury notes, obligations of states and political subdivisions, mortgage-backed securities, and equity securities. AIIG classifies these investments as available-for-sale. Accordingly, AIIG reports these securities at their estimated market values with unrealized holding gains and losses being reported as other comprehensive income, net of tax. Realized gains and losses on sales of investments are accounted for using the specific identification method and are reflected in the income statement in the period of sale.

Investments in U.S. Treasury notes with a carrying value of $1,525,000 and $1,755,000 at December 31, 1998 and 1997 are held in trust for the State of Illinois in accordance with the Illinois Insurance Code. Also, as more fully described in Note B, certain other investments held are used to collateralize obligations to previous and current ceding companies.

Cash and Cash Equivalents: For purposes of the statement of cash flows, AIIG considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include amounts on deposit with Harris Trust and Savings Bank, the Bank of Butterfield and investments in money market funds. At December 31, 1998 and 1997, cash and cash equivalents held were as follows:

                                                                                December 31,
                                                                          1998                  1997
                                                                    -------------         -------------

              Harris Trust and Savings Bank                            $  976,976             $  290,464
              Bank of Butterfield                                          13,299

              Money Market Funds:
            ----------------------
                Harris Insight Funds  Class A                             395,207                604,125
                Lehman Brothers Prime Money
                    Market Fund                                            65,313                187,147
                                                                        ---------              ---------

            Total cash and cash equivalents                            $1,450,795             $1,081,736
                                                                        =========              =========

The Federal Deposit Insurance Corporation (FDIC) insures amounts on deposit with Harris Trust Savings Bank up to $100,000. The FDIC does not insure amounts on deposit with the Bank of Butterfield, a Bermuda institution, or investments in money market funds.

AMERINST INSURANCE GROUP, INC.

NOTE B--INSURANCE ACTIVITY

AIIG, through its wholly-owned subsidiary AIIC, has been engaged since April 1988 in the reinsurance of claims-made insurance policies of participants in an AICPA-endorsed insurance program that provides accountants' professional liability insurance coverage (AICPA Plan). From the inception of AIIC through mid-1993, Coregis Group, Inc. (formerly Crum and Forster Managers Corporation) through a group of affiliated insurance companies (collectively CGI), was the primary insurer for the AICPA Plan. In 1988, AIIC provided reinsurance to CGI, assuming 10% of the risks related to the first $1,000,000 of coverage for each policy issued under the program. For the period 1989 through mid-1993, an unaffiliated company, Virginia Surety Company, Inc. (VSC) provided reinsurance to CGI and retroceded a portion to AIIC such that AIIC assumed 10% to 12.5% of the risk related to the first $1,000,000 of coverage limits for each policy issued under the program. In August 1993, the AICPA Plan endorsed the CNA Insurance Group (CNA) as its insurance carrier, replacing CGI as the primary insurer. AIIC began a reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the plan. CGI, VSC, and CNA are collectively referred to as the "ceding companies".

Pursuant to the reinsurance agreements described above, AIIC is required to provide the ceding companies with collateral for AIIC's liabilities to them. At December 31, 1998 and 1997, investments with a carrying value of $505,000 and $499,707, respectively, were held in a trust account pursuant to the 1988 reinsurance agreement with CGI. Also at December 31, 1998 and 1997, the carrying value of investments held in a trust account pursuant to reinsurance agreements with VSC in effect from 1989 to mid-1993 was $7,148,516 and $7,225,790, respectively. At December 31, 1998 and 1997, AIIC had provided CNA with a letter of credit issued by Harris Trust and Savings Bank in the amount of $4,500,000. At December 31, 1998 and 1997, investments with a carrying value of $7,493,550 and $7,225,790, respectively, were held in a trust account at Harris Trust and Savings Bank as security for the letter of credit.

AIIC entered into excess of loss retrocession agreements to limit its retained risk on any one claim underwritten by CGI to $50,000 in 1989 and 1990 and $62,500 in 1991 through mid-1993, subject to specified maximum recoveries for each contract year. Retrocession premiums ceded by AIIC are adjustable within a specified range based on actual experience under each contract. Retrocession transactions do not relieve AIIC from its obligation to the ceding companies. Revisions to the estimates of ultimate premiums ceded pursuant to the retrocession agreements resulted in credits to retroceded premiums recorded of $131,250, $720,298 and $693,976 during 1998, 1997 and 1996, respectively.

AMERINST INSURANCE GROUP, INC.

NOTE B--INSURANCE ACTIVITY--(Continued)

A reconciliation of assumed to net premiums, on both a written and an earned basis is as follows:

                                       1998                               1997                                1996
                            ---------------------------        ----------------------------        ----------------------------
                              Written          Earned           Written            Earned           Written            Earned
                            ----------       ----------        ----------        ----------        ----------        ----------
Assumed                     $7,521,837       $6,915,301        $5,797,076        $5,131,988        $4,740,977        $4,692,412
Retroceded                     131,250          131,250           720,298           720,298           693,976           693,976
                            ----------       ----------        ----------        ----------        ----------        ----------
Net premiums                $7,653,087       $7,046,551        $6,517,374        $5,852,286        $5,434,953        $5,386,388
                            ==========       ==========        ==========        ==========        ==========        ==========


Details of the liability for unpaid losses and loss adjustment expenses and related reinsurance recoveries receivable at December 31, 1998 and 1997 are as follows:

                                (000's omitted)

                                                   1998                                                1997
                                   -----------------------------------------         -------------------------------------------
                                     Gross        Reinsurance         Net              Gross         Reinsurance          Net
                                   Liability      Receivable       Liability         Liability       Receivable        Liability
                                   ---------      -----------      ---------         ---------       -----------       ---------
Case basis estimates                $ 5,094         $(169)          $ 4,925           $ 5,765         $  (372)         $ 5,393
IBNR                                 16,624          (707)           15,917            15,038            (668)          14,370
                                    -------         -----           -------           -------         -------          -------
   Totals                           $21,718         $(876)          $20,842           $20,803         $(1,040)         $19,763
                                    =======         =====           =======           =======         =======          =======

AMERINST INSURANCE GROUP, INC.

NOTE B--INSURANCE ACTIVITY--(Continued)

Unpaid losses and loss adjustment expense activity is as follows:

                                                                           (000's omitted)
                                                                 1998            1997            1996
                                                               -------         -------         -------
Liability as of January 1, (net of
  reinsurance recoveries receivable)                           $19,763         $18,280         $18,629

Incurred related to:
  Current year                                                   9,681           6,160           5,635
  Prior years                                                   (4,883)         (1,411)         (2,917)
                                                               -------         -------         -------
     Total incurred                                              4,798           4,749           2,718
                                                               -------         -------         -------

Paid related to:
  Current year                                                    (152)           (230)           (183)
  Prior years                                                   (3,567)         (3,036)         (2,884)
                                                               -------         -------         -------
     Total paid                                                 (3,719)         (3,266)         (3,067)
                                                               -------         -------         -------

Liability as of December 31, (net of
  reinsurance recoveries receivable)                           $20,842         $19,763         $18,280
                                                               =======         =======         =======

As a result of changes in estimates of insured events in prior years, the liability for losses and loss adjustment expenses relating to those years was reduced as of December 31, 1998, 1997 and 1996 because of lower than anticipated losses on policies in those years.

AMERINST INSURANCE GROUP, INC.

NOTE C--INVESTMENTS

Major categories of net interest and dividend income, net realized gains (losses) on sales of investments and net change in unrealized gains (losses) are summarized as follows:


                                          1998          1997          1996
                                       ----------    ----------    ----------
Interest earned:
  Fixed maturity investments           $1,999,638    $2,135,448    $2,281,987
  Short term investments and cash
    and cash equivalents                   83,362       148,884       157,679
  Other interest income                   121,853        23,233         1,650
Dividends earned                           98,971        57,724        23,571
Net realized gains (losses) on sales
  of investments:
  Fixed maturity investments              120,808         3,025      (160,919)
  Equity securities                       156,819       302,693       163,265
  Short-term investments                                   (466)         (581)
Investment expenses                      (137,456)      (98,002)      (72,275)
                                       ----------    ----------    ----------
Net investment income                  $2,443,995    $2,572,539    $2,394,377
                                       ==========    ==========    ==========
Net change in unrealized gains
  (losses):
  Fixed maturity investments           $  251,957    $  270,305    $ (373,321)
  Equity securities                       (39,780)      627,172       144,833
                                       ----------    ----------    ----------
Net change in unrealized gains
  (losses)                             $  212,177    $  897,477    $ (228,398)
                                       ==========    ==========    ==========

AMERINST INSURANCE GROUP, INC.

NOTE C--INVESTMENTS--(Continued)

The cost or amortized cost, gross unrealized holding gains and loses, and estimated market value for investments in fixed maturity investments by major security type, and equity securities at December 31, 1998 and 1997 are as follows:

                                                                            December 31, 1998
                                                ------------------------------------------------------------------
                                                  Cost or             Gross            Gross            Estimated
                                                 Amortized         Unrealized       Unrealized           Market
                                                   Cost               Gains           Losses              Value
                                                -----------        -----------      ----------         -----------
 Fixed maturity investments:
----------------------------------------------
 U.S. Treasury notes                            $ 1,488,553        $   36,447        $    -            $ 1,525,000
 Obligations of states and political
   subdivisions                                  14,898,513           508,761             (688)         15,406,586
 Mortgage-backed securities and
       obligations of U.S. government
       corporations and agencies                 17,293,482           352,193                           17,645,675
                                                -----------        ----------        ---------         -----------


 Total fixed maturity investments                33,680,548           897,401             (688)         34,577,261
 Equity securities                                7,115,089         1,310,453         (454,145)          7,971,397
                                                -----------        ----------        ---------         -----------
   Total investments                            $40,795,637        $2,207,854        $(454,833)        $42,548,658
                                                ===========        ==========        =========         ===========

                                                                           December 31, 1997
                                                ------------------------------------------------------------------
                                                     Cost or          Gross             Gross           Estimated
                                                    Amortized      Unrealized         Unrealized         Market
                                                      Cost            Gains             Losses            Value
                                                --------------     ----------         ----------       -----------
 Fixed maturity investments:
----------------------------
 U.S. Treasury notes                            $ 4,447,299        $  105,201         $     -          $ 4,552,500
 Obligations of states and political
   subdivisions                                  13,831,512           292,052            (5,510)        14,118,054
 Mortgage-backed securities and
       obligations of U.S. government
       corporations and agencies                 15,142,052           253,013                           15,395,065
                                                --------------     ----------         ----------       -----------

 Total fixed maturity investments                33,420,863           650,266            (5,510)        34,065,619
 Equity securities                                6,721,873         1,177,052          (280,965)         7,617,960
                                                -----------         ---------         ----------       -----------
   Total investments                            $40,142,736        $1,827,318         $(286,475)       $41,683,579
                                                ===========        ==========         =========        ===========

AMERINST INSURANCE GROUP, INC.

NOTE C--INVESTMENTS--(Continued)

The cost or amortized cost and estimated market value of fixed maturity investments at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

                                                                                                Estimated
                                                                         Amortized                Market
                                                                           Cost                   Value
                                                                   -------------------     ------------------

      Due in one year or less                                              $   748,829            $   755,000
      Due after one year through five years                                  5,500,968              5,651,661
       Due after five years through ten years                                9,722,328             10,090,480
      Due after ten years                                                      414,941                434,445
                                                                   -------------------     ------------------

                Subtotal                                                    16,387,066             16,931,586

       Mortgage-backed securities and                                       17,293,482             17,645,675
          obligations of U.S. government
          corporations and agencies
                                                                   -------------------     ------------------

                Total                                                      $33,680,548            $34,577,261
                                                                   ===================     ==================

Information on sales and maturities of investments in fixed maturity investments are as follows:

                                                                       1998               1997                1996
                                                                     ----------        ---------          ----------
Total proceeds (excluding short-term investments)                    $8,296,442        $9,890,774         $19,057,331
Gross gains                                                             120,808            18,504              33,438
Gross losses                                                                  -           (15,479)           (194,357)

AMERINST INSURANCE GROUP, INC.

NOTE D--OPERATING AND MANAGEMENT EXPENSES

AIIG, AIIC and AIG, Ltd. have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. USA Risk Group (USARG) provides AIIG and AIIC certain management, administrative and operational services under the direction of the AIIG's Board of Directors pursuant to an agreement. The agreement may be terminated by either party on July 1 of each year within a period not exceeding ninety days and no less than 60 days prior written notice.

Operating and management expenses include compensation paid to members of the board of directors and various committees of the board totaling $114,200 in 1998, $140,025 in 1997 and $140,300 in 1996.


NOTE E--FEDERAL INCOME TAXES

AIIG and AIIC file a consolidated federal income tax return. Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Such temporary differences relate principally to unrealized gains and losses on investments, discounting of loss reserves, recognition of unearned premiums and deferred policy acquisition costs. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset recorded at each balance sheet date is fully realizable. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced. Significant permanent differences between book and taxable income include nontaxable municipal bond income, the dividends received deduction, and recovery of capital losses in excess of gains relating to a prior year.

The components of the provision for income tax are as follows:

                                                            1998                1997                  1996
                                                     ---------------      ---------------     -----------------

Federal income tax
     Current tax                                            $232,106             $253,747            $1,434,172
     Deferred tax (benefit)                                  267,793                8,657              (495,780)
                                                     ---------------      ---------------     -----------------

Total federal income tax                                     499,899              262,404               938,392
State income tax (benefit)                                   (18,914)                                     7,604
                                                     ---------------      ---------------     -----------------

Provision for income tax                                    $480,985             $262,404            $  945,996
                                                     ===============      ===============     =================

AMERINST INSURANCE GROUP, INC.

NOTE E--FEDERAL INCOME TAXES--(Continued)

A reconciliation of income tax at the federal statutory rate to the Company's provision for income tax is as follows:

                                                               1998                   1997                  1996
                                                              --------             ---------             ----------

   Income tax at federal statutory rate                      $ 714,534            $ 541,816             $1,031,143
   Effect of tax exempt investment income                     (232,523)            (164,154)               (71,449)
   State income taxes                                          (18,914)                                      7,604
   Other                                                        17,888             (115,258)               (21,302)
                                                             ---------            ---------             ----------

   Totals                                                    $ 480,985            $ 262,404             $  945,996
                                                             =========            =========             ==========

The composition of the net deferred tax asset at December 31, 1998 is as follows:

                                                       Deferred              Deferred
                                                          Tax                  Tax
                                                        Assets             Liabilities                 Net
                                                   -----------------       ------------           ----------

 Loss reserve discount                               $1,334,649             $     -               $1,334,649
 Unearned premiums                                      232,264                                      232,264
 Deferred policy acquisition costs                                            (330,977)             (330,977)
 Unrealized gain on investments                                               (596,027)             (596,027)
 Capital loss carryforward                               12,757                                       12,757
                                                     ----------             ----------            ----------

       Total                                         $1,579,670             $(927,004)            $  652,666
                                                     ==========             ==========            ==========

AMERINST INSURANCE GROUP, INC.

NOTE E--FEDERAL INCOME TAXES--(Continued)

The composition of the net deferred tax asset at December 31, 1997 is as follows:

                                                       Deferred                Deferred
                                                          Tax                     Tax
                                                        Assets                Liabilities              Net
                                                      ----------            ---------------        ------------

 Loss reserve discount                                $1,491,367                  $      -           $1,491,367
 Unearned premiums                                       191,020                                        191,020
 Deferred policy acquisition costs                                                 (272,203)           (272,203)
 Unrealized gain on investments                                                    (523,885)           (523,885)
 Capital loss carryforward                               106,300                                        106,300
                                                      ----------                  ---------          ----------

       Total                                          $1,788,687                  $(796,088)         $  992,599
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

The NAIC has recently adopted a codified set of statutory accounting practices (the Codification). The Codification is expected to be effective in 2001 and, if adopted by the Department will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices AIIC uses to prepare its statutory financial statements. The impact that this codification may have on the financial statements of AIIC has not been determined at this time.

Significant differences between statutory accounting practices and generally accepted accounting principles as they apply to AIIC are as follows:

     . Under statutory accounting practices, investments in bonds are valued at amortized cost. Under GAAP, investments in bonds may be valued at market value, rather than at amortized cost.

AMERINST INSURANCE GROUP, INC.

NOTE F--INSURANCE REGULATORY MATTERS--(Continued)

     . Under statutory accounting practices, policy acquisition costs are expensed as incurred rather than deferred and amortized over the underlying policy terms to which they relate as required under GAAP.

     . Under statutory accounting practices, no provision is made for deferred income taxes. Under GAAP, deferred income taxes are recorded to reflect temporary differences in the values of assets and liabilities for tax versus financial reporting purposes.

     . Under statutory accounting practices, loss reserves and unearned premiums are presented net of related reinsurance rather than on a gross basis as required under GAAP.

     . Certain assets such as prepaid expenses and deferred organizational costs are not admitted for statutory purposes.

Statutory capital and surplus (stockholder's equity determined on a statutory basis) as reflected in AIIC's Annual Statement filed with the Insurance Department of the State of Illinois was $18,223,867 and $17,400,602 at December 31, 1998 and 1997, respectively. Statutory net income was $1,843,388, $1,248,255 and $1,711,224 in 1998, 1997 and 1996, respectively.

The State of Illinois imposes a restriction on the amount of dividends that can be paid without prior regulatory approval. The maximum amount of dividends that may be paid without such approval is limited to the greater of 10% of statutory surplus or 100% of statutory basis net income for the preceding fiscal year. The amount of dividends that could be paid by AIIC in 1999 without prior regulatory approval is $1,843,388. Accordingly, $19,005,196 of AIIC's separately determined GAAP basis stockholder's equity of $20,848,584 is unavailable for distribution to AIIG in 1999 without prior regulatory approval.


NOTE G--PROPOSED REDOMESTICATION AND RESTRUCTURING

AIIG and AIG Ltd., have entered into an Exchange Agreement, pursuant to which AIIG would transfer all of its assets and liabilities to AIG Ltd. in exchange for newly issued shares of AIG Ltd. AIG Ltd., is a Bermuda limited company.
AIIG would then be liquidated and AIIG shareholders would receive on a share-for-share basis the newly issued shares of AIG Ltd. AIIG's Board of Directors has voted to submit the Exchange Agreement and the dissolution of AIIG to a vote of AIIG's shareholders.

The transaction contemplates the restructuring of AIIG's business, including the redomestication of the insurance operations of AIIC to AIG Ltd.

AMERINST INSURANCE GROUP, INC.

NOTE G--PROPOSED REDOMESTICATION AND RESTRUCTURING--(Continued)

The transactions contemplated in the Exchange Agreement, the redomestication and the restructuring will be consummated only if certain conditions are satisfied, including certain regulatory approvals, the agreement of certain other third parties, and the approval of specified matters by the holders of at least a majority of the outstanding AIIG common stock.

On September 2, 1998 a registration statement was filed with the Securities and Exchange Commission by AIG Ltd. The registration statement relates to the registration of the shares to be issued by AIG Ltd. in the proposed transaction and the solicitation of proxies from the Company's stockholders to approve the transaction. The registration statement has been amended but is not yet effective. It is currently expected that AIIG's shareholders will vote on the transactions contemplated in the Exchange Agreement on May 10, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------
                       ON FINANCIAL STATEMENT SCHEDULES
                       --------------------------------


The Board of Directors
AmerInst Insurance Group, Inc.


Our report on the 1998 consolidated financial statements of AmerInst Insurance Group, Inc. is included on page 16 of this Form 10-K. In connection with our audit of such financial statements, we also audited the related financial statement schedules listed in the index on page 11 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                         JOHNSON LAMBERT & CO.

Burlington, Vermont
February 22, 1999

AMERINST INSURANCE GROUP, INC. (PARENT)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT--SCHEDULE II

Condensed Balance Sheets as of December 31, 1997 and 1998


                                                                                         December 31,
                                                                                 1998                    1997
                                                                              -----------             -----------
ASSETS
Investment in subsidiary                                                      $19,701,103             $18,940,597
Fixed maturity investments                                                        835,291               1,081,859
Cash                                                                                1,427                   3,162
Accrued investment income                                                          13,014                  20,514
Prepaid expenses and other assets                                                 198,474                  67,507
Income tax recoverable                                                             91,136                  79,893
                                                                              -----------             -----------
   TOTAL ASSETS                                                               $20,840,445             $20,193,532
                                                                              ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Due to subsidiary                                                             $       247             $    47,895
Deferred federal income tax                                                        11,270                   8,552
Accrued expenses and other liabilities                                             22,036                  19,077
                                                                              -----------             -----------
   TOTAL LIABILITIES                                                               33,553                  75,524
                                                                              -----------             -----------
STOCKHOLDERS' EQUITY
Common stock                                                                        3,323                   3,334
Additional paid-in capital                                                      7,144,818               7,172,508
Retained earnings                                                              13,636,875              12,925,566
Accumulated other comprehensive income, net of tax                                 21,876                  16,600
                                                                              -----------             -----------
   TOTAL STOCKHOLDERS' EQUITY                                                  20,806,892              20,118,008
                                                                              -----------             -----------
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                                    $20,840,445             $20,193,532
                                                                              ===========             ===========


AMERINST INSURANCE GROUP, INC. (PARENT)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT-SCHEDULE II

Condensed Statements of Income for the Years Ended December 31, 1996 through 1998

                                                                                          December 31,
                                                                       1998                   1997                   1996
                                                               -----------------      -----------------      -----------------

REVENUE

Net investment income                                                 $   55,009             $   56,039             $   56,816
                                                               -----------------      -----------------      -----------------


EXPENSES

Operating and management expenses                                        280,565                242,064                323,970
                                                               -----------------      -----------------      -----------------


Income (Loss) Before Income Taxes and
   Undistributed Earnings of Subsidiary                                 (225,556)              (186,025)              (267,154)
Income Tax (Benefit)                                                     (91,137)               (88,048)               (98,355)
                                                               -----------------      -----------------      -----------------

Income (Loss) before undistributed income of
   Subsidiary                                                           (134,419)               (97,977)              (168,799)

Undistributed Net Income of Subsidiaries                               1,736,091              1,429,148              2,255,577
                                                               -----------------      -----------------      -----------------

        NET INCOME                                                     1,601,672              1,331,171              2,086,778
                                                               -----------------      -----------------      -----------------

OTHER COMPREHENSIVE INCOME,
   NET OF TAX

Net unrealized holding gains (losses) arising during
   the period                                                              6,926                  2,237                 (3,865)
Less:  reclassification adjustment for gains and losses
   included in net income                                                 (1,650)
                                                               -----------------      -----------------      -----------------

        OTHER COMPREHENSIVE INCOME,
            NET OF TAX                                                     5,276                  2,237                 (3,865)
                                                               -----------------      -----------------      -----------------

        COMPREHENSIVE INCOME                                          $1,606,948             $1,333,408             $2,082,913
                                                               =================      =================      =================


AMERINST INSURANCE GROUP, INC. (PARENT)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT-SCHEDULE II

Condensed Statements of Cash Flows for the Years Ended December 31, 1996 through 1998


                                                                        1998                  1997                  1996
                                                                 ----------------      ----------------      ----------------
OPERATING ACTIVITIES
Net Cash Provided by Operations                                         $ 664,129             $ 893,490             $ 829,642
                                                                 ----------------      ----------------      ----------------


INVESTING ACTIVITIES

Purchases of fixed-maturity investments                                         -                     -              (190,000)
Sale and maturities of fixed maturity investments                         252,500                                     250,000
                                                                 ----------------      ----------------      ----------------

Net Cash Provided by Investing Activities                                 252,500                     -                60,000
                                                                 ----------------      ----------------      ----------------


FINANCING ACTIVITIES

Dividends paid                                                           (865,587)             (867,735)             (869,661)
Purchases of treasury stock                                               (52,777)              (28,932)              (34,642)
                                                                 ----------------      ----------------      ----------------

Net Cash Used in Financing Activities                                    (918,364)             (896,667)             (904,303)
                                                                 ----------------      ----------------      ----------------

DECREASE IN CASH                                                           (1,735)               (3,177)              (14,661)

CASH AT BEGINNING OF YEAR                                                   3,162                 6,339                21,000
                                                                 ----------------      ----------------      ----------------

CASH AT END OF YEAR                                                     $   1,427             $   3,162             $   6,339
                                                                 ================      ================      ================

AMERINST INSURANCE GROUP, INC. (PARENT)

REINSURANCE--SCHEDULE IV


Year Ended          Column A    Column B    Column C    Column D     Column E     Column F
----------          --------    --------    --------    --------     --------     --------
                                                                                  % Assumed
                                 Gross      Ceded to     Assumed        Net        To Net
                    Line of     Premium      Other      Premiums     Premiums     Premiums
                   Business     Written    Companies     Written      Written     Written
                   --------     -------    ---------     -------      -------     -------
12/31/98         Professional
                  Liability        -       131,250      7,521,837    7,653,087     98.3%
12/31/97         Professional
                  Liability        -       720,298      5,797,076    6,517,374     88.9%
12/31/96         Professional
                  Liability        -       693,976      4,740,977    5,434,953     87.2%

Note: For description on the insurance program and further detail on ceded premium adjustments and assumed premiums written and earned--see Note B of the audited financial statements.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1999                   AMERINST INSURANCE GROUP, INC.
       __________________

                                              By NORMAN BATCHELDER
                                                 -----------------
                                                 Norman C. Batchelder, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.



        Signature                Title                             Date
        ---------                -----                             ----

   NORMAN C. BATCHELDER    President and Director              March 30, 1999
   --------------------    (Principal Executive Officer)       ______________
   Norman C. Batchelder

   BRUCE W. BREITWEISER    Vice President and Director         March 30, 1999
   --------------------                                        ______________
   Bruce W. Breitweiser

   RONALD S. KATCH         Treasurer and Director              March 30, 1999
   ---------------         (Principal Financial and            ______________
   Ronald S. Katch          Accounting Officer)

   JEROME A. HARRIS        Secretary and Assistant Treasurer,
   ----------------          and Director                      March 30, 1999
   Jerome A. Harris                                            ______________

   DAVID N. THOMPSON       Director                            March 30, 1999
   -----------------                                           ______________
   David N. Thompson

   IRVIN F. DIAMOND        Director                            March 30, 1999
   ----------------                                            ______________
   Irvin F. Diamond

   JEFFRY I. GILLMAN       Director                            March 30, 1999
   --------------                                              ______________
   Jeffry I. Gillman

                               INDEX TO EXHIBITS
                         YEAR ENDED DECEMBER 31, 1998

Exhibit
Number    Description
------    -----------

3(i)      Certificate of Incorporation of the Company (1)
3(ii)     Bylaws of the Company (1)
4.1 Article Fourth of Certificate of Incorporation -- included in Exhibit 3(i) above
4.2       Statement of Stock Ownership Policy, as Amended (9)
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4) 1995 placement slip (5) 1996 placement slip (6) 1997 placement slip (8) and 1998 placement slip (10)
10.5 Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997 (7) Addenda to Management Agreement dated July 1, 1997 (8) and Addenda to Management Agreement dated July 1, 1998 (10)
10.6      Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7 Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)
10.8 Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (10)
10.9 Exchange Agreement between the Company and AIG Ltd., dated as of January 20, 1999.
21        Subsidiaries of the Registrant (1)
27        Financial Data Schedules (filed herewith)
----------------------------

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

(10) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.