Form 10-K405/A
period 1998-12-31
AMERINST INSURANCE GROUP INC
filed 1999-05-10
CIK 822615

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)
[x]                             Amendment No. 1 to
                  Annual report pursuant to section 13 or 15 (d)
                      of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998.

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

Aggregate market value of the common stock held by nonaffiliates of the Registrant as of April 30, 1999 was $21,938,708. *

Number of shares of the $.01 par value common stock outstanding as of March 15, 1999 was 332,281.


*based on book value as of December 31, 1998.

                                    PART II


Item 6.  Selected Financial Data

Item 6 is hereby amended and restated in its entirety as follows:

The following summary sets forth selected financial data with respect to AIIG for the five fiscal years ended December 31, 1998. The balance sheet and income statement data have been derived from AIIG's consolidated financial statements, which have been audited by Johnson Lambert & Co., AIIG's independent auditors. The data set forth below should be read in conjunction with the audited financial statements and notes thereto included elsewhere herein. As more fully described in Note H of the audited financial statements, certain balances in the 1995, 1996, 1997 and 1998 financial statements have been restated to reflect correction of prior year errors determined during 1998. See Note H for additional description of the errors determined.

SELECTED FINANCIAL STATEMENT DATA

Income Statement Data

                                                                              RESTATED
                               ----------------------------------------------------------------------------------------------------
                                    1998                  1997                 1996                 1995                1994
                               ----------------     -----------------     -----------------     ---------------     ---------------
Premiums Earned                  $ 5,901,939          $  6,172,610          $  5,956,946          $  5,748,143        $  6,276,395
Net Investment Income              2,443,592             2,572,539             2,394,377             2,195,451           2,156,374
                               ----------------     -----------------     -----------------     ---------------     ---------------
 Total Revenue                   $ 8,345,934          $  8,745,149          $  8,351,323          $  7,943,594        $  8,432,769
                               ================     =================     =================     ===============     ===============
 Net Income                      $ 1,061,530          $  1,482,332          $  2,356,024          $  3,216,720        $  3,801,325
                               ================     =================     =================     ===============     ===============
 Basic Earnings Per Share        $      3.19          $       4.44          $       7.04          $       9.59        $      11.26
                               ================     =================     =================     ===============     ===============
 Cash dividends declared
   per common share              $      2.60          $       2.60          $       2.60          $       1.30        $          -
                               ================     =================     =================     ===============     ===============

Balance Sheet Data

BALANCE SHEET DATA
                                                                RESTATED
                               --------------------------------------------------------------------------------
                                     1998                  1997                 1996                   1995                 1994
                               --------------        --------------        --------------        --------------        -------------
Investments                       $42,548,658           $41,683,579           $39,636,771           $39,099,802          $15,642,358
Funds Held by Reinsurers                                                                                                  25,041,311
Other Assets                        7,232,788             6,565,948             6,667,197             7,964,483            8,570,677
                               --------------        --------------        --------------        --------------        -------------

Total Assets                      $49,781,446           $48,249,527           $46,303,968           $47,064,285          $49,254,346
                               ==============        ==============        ==============        ==============        =============

Losses and Loss
 Adjustment Expenses              $21,718,087           $20,802,873           $20,299,937           $21,789,036          $25,335,230
Unearned Premiums                   3,415,651             2,809,115             2,464,351             2,370,336            2,053,900
Other Liabilities                   2,705,699             2,979,033             3,059,174             3,725,385            7,368,133
                              ---------------        --------------       ---------------        --------------         ------------

Total Liabilities                  27,839,437            26,591,021            25,823,462            27,884,757           34,757,263
Stockholders' Equity               21,942,009            21,658,506            20,480,506            19,179,528           14,497,083
                              ---------------        --------------       ---------------        --------------         ------------
Total Liabilities and
 Stockholders' Equity             $49,781,446           $48,249,527           $46,303,968           $47,064,285          $49,254,346
                              ===============        ==============       ===============        ==============         ============


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Item 7 is hereby amended and restated in its entirety as follows:

RESULTS OF OPERATION

Net income decreased by 28% in 1998 to $1,061,530 from $1,482,332 in 1997. Net income for 1997 decreased by 37% from $2,356,024 reported in 1996.

Premiums earned decreased by 4.4% in 1998 to $5,901,939 from $6,172,610 in 1997. Premiums earned for 1997 increased by 3.6% from $5,956,946 reported in 1996. In 1998, 1997, and 1996 premiums earned includes $131,250, $720,298 and $693,976, respectively resulting from reductions in the ultimate estimated premium ceded pursuant to retrocession agreements in effect during 1989 through mid-1993. Ultimate premiums are dependent on loss experience under the agreements and are reevaluated as ultimate losses are reevaluated. Excluding the effect of the reduction of estimated ultimate premiums ceded, premiums earned during 1998 increased by 5.8% as compared to 1997 and 1997 premiums earned increased by 3.6% as compared to 1996.

The increase in earned premiums during 1998 and 1997 is attributable to continued growth of the AICPA Plan. This growth is primarily the result of an increase in the number of insureds under the AICPA Plan and from certain rate increases associated with a "step plan" which was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are "stepped up" accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA's (and AIIG's) exposure increases. This additional exposure results in an increase in premiums charged.

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

Losses and loss adjustment expenses incurred increased by 1% to $4,797,657 in 1998 from $4,748,833 in 1997. Losses and loss adjustment expense for 1997 increased by 75% from $2,717,884 in 1996. These amounts include favorable development of prior years' estimates of losses and loss adjustment expense of approximately $4,883,000 in 1998, $1,411,000 in 1997 and $2,917,000 in 1996. As
adjustments to prior estimates of losses and loss adjustment expenses become known, such adjustments are included in current operations. AIIG's loss ratio, calculated as the ratio of losses and loss adjustment expense to premiums earned, is 81% in 1998, 77% in 1997 and 46% in 1996. The ratio calculated using only losses and loss adjustment expenses incurred for the current year (excluding the effects of favorable development and excluding reductions to retrocession premiums) is 168% in 1998, 113% in 1997 and 107% in 1996.

Favorable development on prior year losses is attributable to various economic trends and factors. In a strong economic environment, fewer professional liability claims are likely to occur since fewer companies are experiencing the kind of financial stress or failure that can often lead to such claims. However, AIIG has noted that under the CNA program, loss frequency has increased in recent years while loss severity has remained constant. This increase in loss frequency can be attributed to CNA's implementation of a step plan (also see above discussion of premiums) in 1995 that was designed to attract a large number of new insureds, predominantly smaller firms, to the program. CNA expected loss severity to decrease and offset the effects of increases in loss frequency, but to date this has not occurred. Accordingly, losses are trending upward in the most recent years. Additionally, in recent years, many of the CNA insureds have opted to purchase defense coverage outside of policy limits which results in larger reserve requirements.


Policy acquisition costs of $1,641,092 were expensed in 1998 as compared to $1,554,025 in 1997, an increase of 5.6%. Policy acquisition costs expensed in 1997 reflect an increase of 6.1% from $1,464,936 in 1996. Such costs as a percentage of premiums earned (excluding the effects of reductions to retrocession premiums) are 28% in 1998, 29% in 1997 and 28% in 1996, and result primarily from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements.

Operating and management expenses increased by 4% in 1998 to $642,925 from $619,684 in 1997. 1997 operating and management expenses decreased by 15% from $727,780 in 1996.

The effective tax rate was 16% in 1998, 19% in 1997 and 32% in 1996. These rates differ from the statutory federal rate primarily due to the effects of tax exempt municipal bond income. Gross tax exempt investment income increased by 30% in 1998 to $683,891 from $527,600 in 1997. Gross 1997 tax exempt investment income increased by 110% from $250,913 in 1996.

Liquidity and Capital Resources

The Company's cash needs consist of settlement of losses and expenses under its reinsurance treaties and funding day-to-day operations. Management expects to be able to meet these cash needs from cash flows arising from its investment portfolio. Because substantially all of the Company's assets are marketable securities, the Company has sufficient flexibility to provide for unbudgeted cash needs which may arise without resorting to borrowing.

As of December 31, 1998, total invested assets amounted to $42,548,658, an increase of $865,079 or 2% from $41,683,579 at December 31, 1997. Cash balances increased from $1,081,736 at December 31, 1997 to $1,450,795 at December 31, 1998, an increase of 34%. The balance of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and invested assets to total liabilities and stockholders' equity at December 31, 1998 was .88 to 1, compared to a ratio of .89 to 1 at December 31, 1997.

AIIG's gross premiums assumed in 1998 amounted to $6,377,225, an increase of $580,149 from 1997. Gross premiums assumed in 1997 increased by $440,091, or 8.2% from 1996. Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance increased from $1,964,777 at December 31, 1997 to $2,357,147 at December 31, 1998, an increase of 20%. Approximately $818,000 of the balance of assumed reinsurance premiums receivable at December 31, 1998 and 1997 is attributable to the adjustment for prior year premiums due from CNA, as more fully described in Note H of the audited financial statements included herein. This balance also fluctuates due to the timing of renewal premium written. The increase in premiums has also resulted in a direct increase in policy acquisition costs, unearned premiums, fixed commissions paid to CNA as part of its quota share agreement, and loss reserves.

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

The result of this process is that each half year, the actuary has made recommendations to AIIC's Board of Directors, which for each period adopted the recommendation. Based on the foregoing practice, the estimated loss ratio has been changed by AIIG's Board of Directors approximately once each year.

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

The Company's operations are conducted through its management company, Vermont Insurance Management, Inc. ("VIM"). VIM has informed the Company that it is using both internal and external resources to identify, correct and test its financial, information and operational systems for Year 2000 compliance. VIM is assessing its internal systems for Year 2000 compliance and has made inquiries of third parties with whom the Company has material relationships to assess the potential impact on the Company's operations if key third parties are not successful in converting their systems in a timely manner. VIM has completed its assessment of its hardware systems and is still in the process of reviewing its software systems, and anticipates that its review of its internal systems will be complete by June 30, 1999. VIM anticipates that any necessary remediation will be completed by September 1999 and that any necessary testing will be completed by September 30, 1999. Based on its review efforts to date, VIM does not anticipate any material disruption to the Company's business from its internal systems. The costs of remediation to its systems will be borne by VIM or its affiliates.

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

Item 8 is hereby amended and restated in its entirety as follows:

The financial statements required by this Item are listed below:

                                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements
---------------------------------------------------------------------
                                                                       Page
                                                                       -----

Report of Independent Accountants....................................    11
Consolidated Balance Sheets..........................................    12
Consolidated Statements of Income and Other Comprehensive Income.....    13
Consolidated Statement of Changes in Stockholders' Equity............    14
Consolidated Statements of Cash Flows................................    16
Notes to the Consolidated Financial Statements.......................    17

Financial Statement Schedules:
---------------------------------------------------------------------

Reports of Independent Accountants on Financial Statement Schedules..    31
Schedule II, Parent Company Condensed Financial Statements...........    32
Schedule IV, Reinsurance.............................................    35

Schedules I, III, V, and VI are omitted as they are inapplicable, immaterial, or because the required information may be found in the audited consolidated financial statements and notes thereto.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14 is hereby amended and restated in its entirety as follows:

(a)(1)   See Index to Financial Statements on page 9.

(a)(2)   See Index to Financial Statement Schedules on page 9.

(a)(3)   See Index to Exhibits set forth on page 37.

(b)      No reports on Form 8-K were filed during the fourth quarter of 1998.

(c)      See Index to Exhibits set forth on page 37.

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

As described in Note H, the financial statements for each of the three years in the three year period ended December 31, 1998 have been restated to reflect in the appropriate periods previously unrecorded assumed premiums and related activity identified by the Company during 1998.


                                                           JOHNSON LAMBERT & CO.

Burlington, Vermont
February 22, 1999, except
for Note H, as to which the
date is April 30, 1999

AMERINST INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
ASSETS                                                                             1998                    1997
                                                                                                        (Restated)
                                                                                -----------             -----------
Investments:
  Fixed maturity investments, at market value
   (amortized cost $33,680,548 and $33,420,863)                                 $34,577,261             $34,065,619
  Equity securities, at market value (cost $7,115,089
   and $6,721,873)                                                                7,971,397               7,617,960
                                                                                -----------             -----------
     TOTAL INVESTMENTS                                                           42,548,658              41,683,579

Cash and cash equivalents                                                         1,450,795               1,081,736
Assumed reinsurance premiums receivable                                           2,357,147               1,964,777
Reinsurance recoveries receivable                                                   875,685               1,039,762
Accrued investment income                                                           596,862                 499,970
Deferred policy acquisition costs                                                   973,461                 800,598
Deferred income tax asset                                                           652,666                 992,599
Prepaid expenses and other assets                                                   326,172                 186,506
                                                                                -----------             -----------
     TOTAL ASSETS                                                               $49,781,446             $48,249,527
                                                                                ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses                                      $21,718,087             $20,802,873
Unearned premiums                                                                 3,415,651               2,809,115
Reinsurance balances payable                                                      2,142,396               1,984,442
Federal income taxes payable                                                        118,004                 539,153
Accrued expenses and other liabilities                                              445,299                 455,438
                                                                                -----------             -----------
     TOTAL LIABILITIES                                                           27,839,437              26,591,021
                                                                                -----------             -----------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 2,000,000 shares authorized;
 1998--332,331 shares issued and outstanding
 1997--333,358 shares issued and outstanding                                          3,323                   3,334
Additional paid-in capital                                                        7,144,818               7,172,508
Retained earnings                                                                13,636,875              13,465,708
Accumulated other comprehensive income, net of tax                                1,156,993               1,016,956
                                                                                -----------             -----------

     TOTAL STOCKHOLDERS' EQUITY                                                  21,942,009              21,658,506
                                                                                -----------             -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                                    $49,781,446             $48,249,527
                                                                                ===========             ===========

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE
  INCOME

                                                                     Year ended December 31,
                                                               1998           1997           1996
                                                            (Restated)     (Restated)     (Restated)
                                                            ----------     ----------     ----------
REVENUES
Premiums earned                                             $5,901,939     $6,172,610     $5,956,946
Net investment income and net realized gains and losses      2,443,995      2,572,539      2,394,377
                                                            ----------     ----------     ----------
       TOTAL REVENUES                                        8,345,934      8,745,149      8,351,323
                                                            ----------     ----------     ----------

LOSSES AND EXPENSES
Losses and loss adjustment expenses                          4,797,657      4,748,833      2,717,884
Policy acquisition costs                                     1,641,092      1,554,025      1,464,936
Operating and management expenses                              642,925        619,684        727,780
                                                            ----------     ----------     ----------

       TOTAL LOSSES AND EXPENSES                             7,081,674      6,922,542      4,910,600
                                                            ----------     ----------     ----------

       INCOME BEFORE INCOME TAXES                            1,264,260      1,822,607      3,440,723

Provision for income taxes                                     202,730        340,275      1,084,699
                                                            ----------     ----------     ----------

       NET INCOME                                            1,061,530      1,482,332      2,356,024
                                                            ----------     ----------     ----------

OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized holding gains (losses) arising during
   the period                                                  323,271        793,801       (149,578)
Less: reclassification adjustment for gains and
   losses included in net income                              (183,234)      (201,466)        (1,165)
                                                            ----------     ----------     ----------

       OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX           140,037        592,335       (150,743)
                                                            ----------     ----------     ----------

       COMPREHENSIVE INCOME                                 $1,201,567     $2,074,667     $2,205,281
                                                            ==========     ==========     ==========

       BASIC EARNINGS PER SHARE                             $     3.19     $     4.44     $     7.04
                                                            ==========     ==========     ==========

Average common shares outstanding for the year                 332,997        333,870        334,558
                                                            ==========     ==========     ==========

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                             Accumulated
                                                                                                Other
                                                                 Additional                 Comprehensive                  Total
                                                        Common     Paid-in      Retained       Income,      Treasury   Stockholders'
                                                         Stock     Capital      Earnings      Net of Tax      Stock        Equity
                                                        ------   ----------   -----------   -------------   --------   -------------
BALANCE AT JANUARY 1, 1996 - PRIOR TO RESTATEMENT       $3,349   $7,206,283   $11,274,797     $  575,364    $      -   $19,059,793
BEGINNING OF PERIOD ADJUSTMENT TO RETAINED EARNINGS
(SEE NOTE H)                                                                      119,735                                  119,735
Net income                                                                      2,356,024                                2,356,024
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities,
   net of reclassification adjustment                                                           (150,743)                 (150,743)
Purchases of 692 shares of treasury stock                                                                    (34,642)      (34,642)
Retirement of 692 shares of treasury stock                  (7)     (17,300)      (17,335)                    34,642
Cash dividends paid ($2.60 per share)                                            (869,661)                                (869,661)
                                                        ------   ----------   -----------     ----------    --------   -----------
BALANCE AT DECEMBER 31, 1996                             3,342    7,188,983    12,863,560        424,621           -    20,480,506
Net income                                                                      1,482,332                                1,482,332
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities,
   net of reclassification adjustment                                                            592,335                   592,335
Purchases of 822 shares of treasury stock                                                                    (28,932)      (28,932)
Retirement of 822 shares of treasury stock                  (8)     (16,475)      (12,449)                    28,932
Cash dividends paid ($2.60 per share)                                            (867,735)                                (867,735)
                                                        ------   ----------   -----------     ----------    --------   -----------
BALANCE AT DECEMBER 31, 1997                            $3,334   $7,172,508   $13,465,708     $1,016,956    $      -   $21,658,506

                                 -(Continued)-

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, INC.

                                                                                             Accumulated
                                                                                                Other
                                                                 Additional                 Comprehensive                 Total
                                                        Common     Paid-in      Retained       Income,     Treasury   Stockholders'
                                                         Stock     Capital      Earnings     Net of Tax      Stock        Equity
                                                        ------   ----------   -----------   -------------  --------   -------------
BALANCE AT DECEMBER 31, 1997                            $3,334   $7,172,508   $13,465,708      $1,016,956  $     -      $21,658,506

Net income                                                                      1,061,530                                 1,061,530
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities,
   net of reclassification adjustment                                                             140,037                   140,037
Purchases of 1,108 shares of treasury stock                                                                 (52,477)        (52,477)

Retirement of 1,108 shares of treasury stock               (11)     (27,690)      (24,776)                   52,477
Cash dividends paid ($2.60 per share)                                            (865,587)                                 (865,587)

                                                        ------   ----------   -----------      ----------  --------     -----------
BALANCE AT DECEMBER 31, 1998                            $3,323   $7,144,818   $13,636,875      $1,156,993  $     -      $21,942,009
                                                        ======   ==========   ===========      ==========  ========     ===========


See accompanying  notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year ended December 31,
                                                               1998                  1997                 1996
                                                            (Restated)            (Restated)           (Restated)
                                                           ------------          ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $  1,061,530          $  1,482,332         $  2,356,024
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    Amortization of net premiums on investments                  35,048                21,185               18,906
    Net realized gains on sales of investments                 (277,627)             (305,253)              (1,765)
    Deferred income taxes                                       267,793                (1,262)            (494,414)
Changes in assets and liabilities:
    Assumed reinsurance premiums receivable                    (392,370)             (216,581)            (243,818)
    Reinsurance recoveries receivable                           164,077               980,213            1,139,586
    Accrued investment income                                   (96,892)               15,900               75,303
    Deferred policy acquisition costs                          (172,863)              (98,258)             (61,526)
    Income taxes receivable/payable                            (421,149)               31,826              850,581
    Prepaid expenses and other assets                          (139,666)              (96,498)              (9,758)
    Unpaid losses and loss adjustment expenses                  915,214               502,936           (1,489,099)
    Unearned premiums                                           606,536               344,764               94,015
    Reinsurance balances payable                                157,954              (167,614)          (1,083,436)
    Accrued expenses and other liabilities                      (10,139)                1,909              (36,364)
                                                           ------------          ------------         ------------
     Net cash provided by operating activities                1,697,446             2,495,599            1,114,235
                                                           ------------          ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                    (12,265,241)          (13,572,437)         (22,603,360)
Proceeds from sales and maturities of investments            11,854,918            11,010,362           20,761,301
Net (purchases) sales of short-term investments                                     1,697,475           (1,325,897)
                                                           ------------          ------------         ------------
     Net cash used in investing activities                     (410,323)             (864,600)          (3,167,956)
                                                           ------------          ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                 (865,587)             (867,735)            (869,661)
Purchases of treasury stock                                     (52,477)              (28,932)             (34,642)
                                                           ------------          ------------         ------------
     Net cash used in financing activities                     (918,064)             (896,667)            (904,303)
                                                           ------------          ------------         ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                         369,059               734,332           (2,958,024)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  1,081,736               347,404            3,305,428
                                                           ------------          ------------         ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                     $  1,450,795          $  1,081,736         $    347,404
                                                           ============          ============         ============
SUPPLEMENTAL DATA  -  Income taxes paid                    $    454,893          $    425,000         $    728,505
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

Unpaid Losses and Loss Adjustment Expenses: The liability for unpaid losses and loss adjustment expenses includes case basis estimates of reported losses plus supplemental amounts for projected losses, calculated based upon loss projections utilizing certain actuarial assumptions and AIIC's historical loss experience supplemented with industry data. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at year end represents its best estimate, based upon the available data, of the amount necessary to cover the ultimate cost of losses, based upon an actuarial analysis prepared by its independent consulting actuary. However, because of the volatility inherent in professional liability coverage, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly in excess of or less than the amount indicated in the financial statements. As adjustments to these estimates become necessary, such adjustments are reflected in current operations. AIIC does not discount its loss reserves for purposes of these financial statements.

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

AMERINST INSURANCE GROUP, INC.

NOTE B--INSURANCE ACTIVITY--(Continued)

A reconciliation of assumed to net premiums, on both a written and an earned basis is as follows:

                              1998                        1997                        1996
                    ------------------------    ------------------------    ------------------------
                      Written       Earned       Written        Earned       Written        Earned
                    ----------    ----------    ----------    ----------    ----------    ----------
Assumed             $6,377,225    $5,770,689    $5,797,076    $5,452,312    $5,356,985    $5,262,970
Retroceded             131,250       131,250       720,298       720,298       693,976       693,976
                    ----------    ----------    ----------    ----------    ----------    ----------
Net premiums        $6,508,475    $5,901,939    $6,517,374    $6,172,610    $6,050,961    $5,956,946
                    ==========    ==========    ==========    ==========    ==========    ==========


Details of the liability for unpaid losses and loss adjustment expenses and related reinsurance recoveries receivable at December 31, 1998 and 1997 are as follows:

                                (000's omitted)

                                           1998                                     1997
                           -------------------------------------    -------------------------------------
                             Gross      Reinsurance       Net         Gross      Reinsurance       Net
                           Liability    Receivable     Liability    Liability    Receivable     Liability
                           ---------    -----------    ---------    ---------    -----------    ---------
Case basis estimates        $ 5,094       $(169)        $ 4,925      $ 5,765      $  (372)       $ 5,393
Incurred But Not Reported    16,624        (707)         15,917       15,038         (668)        14,370
                            -------       -----         -------      -------      -------        -------
   Totals                   $21,718       $(876)        $20,842      $20,803      $(1,040)       $19,763
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

AMERINST INSURANCE GROUP, INC.

NOTE C--INVESTMENTS

Major categories of net interest and dividend income, net realized gains (losses) on sales of investments and net change in unrealized gains (losses) are summarized as follows:


                                          1998          1997          1996
                                       ----------    ----------    ----------
Interest earned:
  Fixed maturity investments           $1,999,638    $2,135,448    $2,281,987
  Short term investments and cash
    and cash equivalents                   83,362       148,884       157,679
  Other interest income                   121,853        23,233         1,650
Dividends earned                           98,971        57,724        23,571
Net realized gains (losses) on sales
  of investments:
  Fixed maturity investments              120,808         3,025      (160,919)
  Equity securities                       156,819       302,693       163,265
  Short-term investments                                   (466)         (581)
Investment expenses                      (137,456)      (98,002)      (72,275)
                                       ----------    ----------    ----------
Net investment income                  $2,443,995    $2,572,539    $2,394,377
                                       ==========    ==========    ==========
Net change in unrealized gains
  (losses):
  Fixed maturity investments           $  251,957    $  270,305    $ (373,231)
  Equity securities                       (39,780)      627,172       144,833
                                       ----------    ----------    ----------
Net change in unrealized gains
  (losses)                             $  212,177    $  897,477    $ (228,398)
                                       ==========    ==========    ==========

AMERINST INSURANCE GROUP, INC.

NOTE C--INVESTMENTS--(Continued)

The cost or amortized cost, gross unrealized holding gains and losses, and estimated market value for investments in fixed maturity investments by major security type, and equity securities at December 31, 1998 and 1997 are as follows:

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

Information on sales and maturities of investments in fixed maturity securities are as follows:

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

The components of the provision for income tax are as follows:

                                                            1998                1997                  1996
                                                     ---------------      ---------------     -----------------
Federal income tax
     Current tax                                            $(46,149)            $340,875            $1,571,562
     Deferred tax (benefit)                                  267,793                 (600)             (494,467)
                                                     ---------------      ---------------     -----------------

Total federal income tax                                     221,644              340,275             1,077,095
State income tax (benefit)                                   (18,914)                                     7,604
                                                     ---------------      ---------------     -----------------

Provision for income tax                                    $202,730             $340,275            $1,084,699
                                                     ===============      ===============     =================

AMERINST INSURANCE GROUP, INC.

NOTE E--FEDERAL INCOME TAXES--(Continued)

A reconciliation of income tax at the federal statutory rate to the Company's provision for income tax is as follows:

                                                               1998                   1997                  1996
                                                              --------             ---------             ----------
   Income tax at federal statutory rate                      $ 429,848            $ 619,687             $1,169,846
   Effect of tax exempt investment income                     (232,523)            (164,154)               (71,449)
   State income taxes                                          (18,914)                                      7,604
   Other                                                        24,319             (115,258)               (21,302)
                                                             ---------            ---------             ----------

   Totals                                                    $ 202,730            $ 340,275             $1,084,699
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

On September 2, 1998 a registration statement was filed with the Securities and Exchange Commission by AIG Ltd. The registration statement relates to the registration of the shares to be issued by AIG Ltd. in the proposed transaction and the solicitation of proxies from the Company's stockholders to approve the transaction. The registration statement has been amended but is not yet effective. It is currently expected that AIIG's shareholders will vote on the transactions contemplated in the Exchange Agreement this summer.

NOTE H--RESTATEMENT

During 1998, the Company determined that premiums assumed from CNA relating to the first two months (July and August) of treaty years 1995-1996 and 1996-1997 were omitted from reports and remittances made by CNA to AIIC.

As a result of such omissions, premiums earned (as originally reported) for the years ended December 31, 1995, 1996 and 1997 were understated by $253,730, $570,558 and $320,324, respectively. Net of the 28.5% earned ceding commission due to CNA and adjusting for the tax effect of 34%, net income for these years was understated by $119,735, $269,246 and $151,161, respectively. Premiums, interest and penalties due from CNA for such omissions were received in full in February, 1999. Interest and penalties of $121,350 calculated based on the ninety day Treasury Bill rate, have been included in other interest income reported herein. Originally, the Company recorded these adjustments in its financial statements for the year ended December 31, 1998. The consolidated balance sheet as of December 31, 1997 and the consolidated statements of income and comprehensive income for each of the years in the three year period ended December 31, 1998 presented herein have been restated to reflect the adjustments in the appropriate periods. The effect on 1995 net income and shareholders' equity has been presented as a beginning of period adjustment to retained earnings--see consolidated statement of changes in stockholders' equity.

Prior to 1998, AIIC relied primarily on analytical procedures to monitor reinsurance premiums assumed from CNA. As a result of fluctuations in the underlying premiums caused by changes in rates and number and size of participating insureds, the previously unreported premiums were not detected by AIIC as a result of performing the analytical procedures.

A summary of the effects of the restatement on previously reported income before income tax, net income and basic earnings per share is as follows:

                                                                  Year ended December 31,
                                                             1998         1997         1996
                                                       -----------  -----------  -----------
Income before income tax prior to restatement          $2,082,657   $1,593,575   $3,032,774
Restated income before income tax                       1,264,260    1,822,607    3,440,723
                                                       -----------  -----------  -----------

Difference in income before income tax                 $ (818,397)  $  229,032   $  407,949
                                                       -----------  -----------  -----------

Net income prior to restatement                        $1,601,672   $1,331,171   $2,086,778
Restated net income                                     1,061,530    1,482,332    2,356,024
                                                       -----------  -----------  -----------

Difference in net income                               $ (540,142)  $  151,161   $  269,246
                                                       -----------  -----------  -----------

Basic earnings per share prior to restatement          $     4.82   $     3.99   $     6.24
Restated basic earnings per share                            3.19         4.44         7.04
                                                       -----------  -----------  -----------

Difference in basic earnings per share                 $    (1.63)  $      .45   $      .80
                                                       ===========  ===========  ===========

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


                                         JOHNSON LAMBERT & CO.

Burlington, Vermont
February 22, 1999

AMERINST INSURANCE GROUP, INC. (PARENT)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT--SCHEDULE II

Condensed Balance Sheets as of December 31, 1997 and 1998


                                                                                         December 31,
                                                                                 1998                    1997
                                                                              -----------             -----------
ASSETS
Investment in subsidiary                                                      $19,701,103             $19,480,739
Fixed maturity investments                                                        835,291               1,081,859
Cash                                                                                1,427                   3,162
Accrued investment income                                                          13,014                  20,514
Prepaid expenses and other assets                                                 198,474                  67,507
Income tax recoverable                                                             91,136                  79,893
                                                                              -----------             -----------
   TOTAL ASSETS                                                               $20,840,445             $20,733,674
                                                                              ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Due to subsidiary                                                             $       247             $    47,895
Deferred federal income tax                                                        11,270                   8,552
Accrued expenses and other liabilities                                             22,036                  19,077
                                                                              -----------             -----------
   TOTAL LIABILITIES                                                               33,553                  75,524
                                                                              -----------             -----------
STOCKHOLDERS' EQUITY
Common stock                                                                        3,323                   3,334
Additional paid-in capital                                                      7,144,818               7,172,508
Retained earnings                                                              13,636,875              13,465,708
Accumulated other comprehensive income, net of tax                                 21,876                  16,600
                                                                              -----------             -----------
   TOTAL STOCKHOLDERS' EQUITY                                                  20,806,892              20,658,150
                                                                              -----------             -----------
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                                    $20,840,445             $20,733,674
                                                                              ===========             ===========


AMERINST INSURANCE GROUP, INC. (PARENT)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT-SCHEDULE II

Condensed Statements of Income for the Years Ended December 31, 1996 through 1998

                                                                                          December 31,
                                                                       1998                   1997                   1996
                                                               -----------------      -----------------      -----------------
REVENUE
Net investment income                                                 $   55,009             $   56,039             $   56,816
                                                               -----------------      -----------------      -----------------


EXPENSES

Operating and management expenses                                        280,565                242,064                323,970
                                                               -----------------      -----------------      -----------------


Income (Loss) Before Income Taxes and
   Undistributed Earnings of Subsidiary                                 (225,556)              (186,025)              (267,154)
Income Tax (Benefit)                                                     (91,137)               (88,048)               (98,355)
                                                               -----------------      -----------------      -----------------

Income (Loss) before undistributed income of
   Subsidiary                                                           (134,419)               (97,977)              (168,799)

Undistributed Net Income of Subsidiaries                               1,195,949              1,580,309              2,524,823
                                                               -----------------      -----------------      -----------------

        NET INCOME                                                     1,061,530              1,482,332              2,356,024
                                                               -----------------      -----------------      -----------------

OTHER COMPREHENSIVE INCOME,
   NET OF TAX

Net unrealized holding gains (losses) arising during
   the period                                                              6,926                  2,237                 (3,865)
Less:  reclassification adjustment for gains and losses
   included in net income                                                 (1,650)
                                                               -----------------      -----------------      -----------------

        OTHER COMPREHENSIVE INCOME,
            NET OF TAX                                                     5,276                  2,237                 (3,865)
                                                               -----------------      -----------------      -----------------

        COMPREHENSIVE INCOME                                          $1,066,806             $1,484,569             $2,352,159
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
                                                                 ================      ================      ================

AMERINST INSURANCE GROUP, INC. (PARENT)

REINSURANCE--SCHEDULE IV


Year Ended          Column A    Column B    Column C    Column D     Column E     Column F
----------          --------    --------    --------    --------     --------     --------
                                                                                  % Assumed
                                 Gross      Ceded to     Assumed        Net        To Net
                    Line of     Premium      Other      Premiums     Premiums     Premiums
                   Business     Written    Companies     Written      Written     Written
                   --------     -------    ---------     -------      -------     -------
12/31/98         Professional
                  Liability        -       131,250      6,377,225    6,508,475     98.0%
12/31/97         Professional
                  Liability        -       720,298      5,797,076    6,517,374     88.9%
12/31/96         Professional
                  Liability        -       693,976      5,356,985    6,050,961     88.5%

Note: For description of the insurance program and further detail on ceded premium adjustments and assumed premiums written and earned--see Note B of the audited financial statements.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 10, 1999                     AMERINST INSURANCE GROUP, INC.
        -----------------

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



        Signature                Title                             Date
        ---------                -----                             ----

   NORMAN C. BATCHELDER    President and Director               May 10, 1999
   --------------------    (Principal Executive Officer)       --------------
   Norman C. Batchelder

   BRUCE W. BREITWEISER    Vice President and Director          May 10, 1999
   --------------------                                        --------------
   Bruce W. Breitweiser

   RONALD S. KATCH         Treasurer and Director               May 10, 1999
   ---------------         (Principal Financial and            --------------
   Ronald S. Katch          Accounting Officer)

   JEROME A. HARRIS        Secretary and Assistant Treasurer,
   ----------------          and Director                       May 10, 1999
   Jerome A. Harris                                            --------------

   DAVID N. THOMPSON       Director                             May 10, 1999
   -----------------                                           --------------
   David N. Thompson

   IRVIN F. DIAMOND        Director                             May 10, 1999
   ----------------                                            --------------
   Irvin F. Diamond

   JEFFRY I. GILLMAN       Director                             May 10, 1999
   --------------                                              --------------
   Jeffry I. Gillman

                               INDEX TO EXHIBITS
                         YEAR ENDED DECEMBER 31, 1998

Exhibit
Number    Description
------    -----------

3(i)      Certificate of Incorporation of the Company (1)
3(ii)     Bylaws of the Company (1)
4.1 Article Fourth of Certificate of Incorporation -- included in Exhibit 3(i) above
4.2       Statement of Stock Ownership Policy, as Amended (9)
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4) 1995 placement slip (5) 1996 placement slip (6) 1997 placement slip (8) and 1998 placement slip (10)
10.5 Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997 (7) Addenda to Management Agreement dated July 1, 1997 (8) and Addenda to Management Agreement dated July 1, 1998 (10)
10.6      Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7 Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)
10.8 Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (10)
10.9 Exchange Agreement between the Company and AIG Ltd., dated as of January 20, 1999. (11)
21        Subsidiaries of the Registrant (1)
27        Financial Data Schedules (filed herewith)
----------------------------

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

(11) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.