Form 10-Q
period 1999-03-31
AMERINST INSURANCE GROUP INC
filed 1999-05-17
CIK 822615

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


[X]  Quarterly report pursuant to section 13 or 15 (d) of the Securities
       Exchange Act of 1934.

     For the Quarterly period ended March 31, 1999.

[_]  Transition report pursuant to section 13 or 15 (d) of the Securities
       Exchange Act of 1934.

     For the transition period from_____________________ to ___________________.

                        Commission file number 0-17676
                                               -------


                        AMERINST INSURANCE GROUP, INC.
                        ------------------------------
            (Exact Name of Registrant as Specified in its Charter)



DELAWARE                                                52-1534560
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

128 Berlin State Highway-Berlin, Barre, Vermont         05602
Mailing address:  P.O. Box 1330, Montpelier, Vermont    05601
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:     (802) 229-5042

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             [X] YES       [_] NO

Number of shares of common stock outstanding:

                                                     Number outstanding
        Class                                        as of May 7, 1999
        -----                                        ------------------

$0.01 par value common                                     332,181

Part I, Item 1


                        AMERINST INSURANCE GROUP, INC.
                    CONDENSED CONSOLIDATED BALANCE  SHEETS


                                                                                   (Unaudited)
                                                                                      As of          As of
                                                                                    March 31,    December 31,
ASSETS                                                                                1999           1998
                                                                                   -----------   ------------
INVESTMENTS
  Fixed maturity investments, at market value....................................  $34,896,624    $34,577,261
  Equity securities, at market value.............................................    7,773,791      7,971,397
                                                                                   -----------    -----------
            TOTAL INVESTMENTS....................................................   42,670,415     42,548,658

  Cash and cash equivalents......................................................    2,269,829      1,450,795
  Assumed reinsurance premiums receivable........................................    1,123,023      2,357,147
  Reinsurance recoveries receivable..............................................      875,685        875,685
  Accrued investment income......................................................      442,395        596,862
  Deferred policy acquisition costs..............................................      901,190        973,461
  Deferred income tax asset......................................................      930,785        652,666
  Prepaid expenses and other assets..............................................       69,156        326,172
                                                                                   -----------    -----------

            TOTAL ASSETS.........................................................  $49,282,478    $49,781,446
                                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Unpaid losses and loss adjustment expenses....................................   $22,920,782    $21,718,087
  Unearned premiums.............................................................     3,162,071      3,415,651
  Reinsurance balances payable..................................................     1,525,093      2,142,396
  Income taxes payable..........................................................        65,402        118,004
  Accrued expenses and other liabilities........................................       485,467        445,299
                                                                                   -----------    -----------

            TOTAL LIABILITIES...................................................    28,158,815     27,839,437
                                                                                   -----------    -----------

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value, 2,000,000 shares authorized:
            1999: 332,251 issued and outstanding
            1998: 332,331 issued and outstanding.................................        3,323          3,323
  Additional paid-in capital.....................................................    7,139,368      7,144,818
  Retained earnings..............................................................   13,220,168     13,636,875
  Accumulated other comprehensive income, net of tax.............................      760,804      1,156,993
                                                                                   -----------    -----------

            TOTAL STOCKHOLDERS' EQUITY...........................................   21,123,663     21,942,009
                                                                                   -----------    -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................  $49,282,478    $49,781,446
                                                                                   ===========    ===========


See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (Unaudited)

                                                                                               Three Months     Three Months
                                                                                                   Ended           Ended
                                                                                                  March 31,       March 31,
                                                                                                    1999            1998
                                                                                               -------------    ------------
REVENUE
  Premiums earned.............................................................................   $ 1,827,838     $ 1,599,261
  Net investment income.......................................................................       541,050         545,466
  Net realized capital gain...................................................................       243,398          65,328
                                                                                                 -----------     -----------
      Total revenue...........................................................................     2,612,286       2,210,055

LOSSES AND EXPENSES
  Losses and loss adjustment expense..........................................................     1,827,838       1,918,825
  Policy acquisition costs....................................................................       523,501         452,233
  Operating and management expenses...........................................................       261,124         196,325
                                                                                                 -----------     -----------

      Total losses and expenses...............................................................     2,612,463       2,567,383
                                                                                                 -----------     -----------

Income (loss) before income taxes.............................................................          (177)       (357,328)
  Provision for income taxes..................................................................        41,173        (180,910)
                                                                                                 -----------     -----------

Income (loss) before cumulative effect of a change in accounting principle....................       (41,350)       (176,418)
  Cumulative effect on prior years of retroactive
    application of new statement of position, net of tax......................................      (154,466)
                                                                                                 -----------     -----------

NET INCOME (LOSS).............................................................................      (195,816)       (176,418)
                                                                                                 -----------     -----------

OTHER COMPREHENSIVE INCOME, NET OF TAX
  Net unrealized holding gains (losses) arising during the period                                   (235,546)        460,201
  Less:  reclassification adjustment for gains and losses included in net income                    (160,643)        (43,116)
                                                                                                 -----------     -----------

  OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                                                     (396,189)        417,085
                                                                                                 -----------     -----------

  COMPREHENSIVE INCOME (LOSS)                                                                    $  (592,005)    $   240,667
                                                                                                 ===========     ===========

RETAINED EARNINGS, BEGINNING OF PERIOD........................................................   $13,636,875     $13,465,708
Net income (loss).............................................................................      (195,816)       (176,418)
Dividends paid................................................................................      (215,984)       (216,683)
Excess of purchase price on stock redemptions.................................................        (4,907)         (1,658)
                                                                                                 -----------     -----------
RETAINED EARNINGS, END OF PERIOD..............................................................   $13,220,168     $13,070,949
                                                                                                 ===========     ===========

Per share amounts
  Income (loss) before cumulative effect of a change
    in accounting principle...................................................................   $     (0.12)    $     (0.53)
  Cumulative effect on prior years of retroactive
    application of new statement of position..................................................         (0.47)
                                                                                                 -----------     -----------
          Net income..........................................................................   $     (0.59)    $     (0.53)
                                                                                                 ===========     ===========

  Dividends paid..............................................................................   $      0.65     $      0.65
                                                                                                 ===========     ===========
  Weighted average number of shares
    outstanding for the entire period.........................................................       332,303         333,347
                                                                                                 ===========     ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                          Three Months     Three Months
                                                                             Ended             Ended
                                                                           March 31,         March 31,
                                                                              1999             1998
                                                                          -----------      -----------
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities..............................   $ 1,538,752      $   216,941
                                                                          -----------      -----------
INVESTING ACTIVITIES
  Purchases of investments.............................................    (2,848,520)      (1,547,870)
  Proceeds from sales and maturities of investments....................     2,355,143        1,273,953
                                                                          -----------      -----------
Net Cash Used by Investing Activities..................................      (493,378)        (273,917)
                                                                          -----------      -----------
FINANCING ACTIVITIES
  Redemption of shares.................................................       (10,357)          (3,685)
  Dividends paid.......................................................      (215,984)        (216,683)
                                                                          -----------      -----------
Net Cash Used by Financing Activities..................................      (226,341)        (220,368)
                                                                          -----------      -----------
INCREASE (DECREASE) IN CASH............................................   $   819,034      $  (277,344)
                                                                          ===========      ===========



See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 1999

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Inc. (AIIG) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 1998 and notes thereto, included in the Registrant's annual report as of that date.


Part I, Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

A net loss of $(195,816) was recorded for the first quarter of 1999 in comparison to a net loss of $(176,418) for the same period of 1998.

Earned premiums for the first quarter of 1999 amounted to $1,827,838 as compared to $1,599,261 for the first quarter of 1998. The change of $228,577 represents a 14% increase. The increase in earned premiums is attributable to continued growth of the AICPA Plan. This growth is primarily the result of an increase in the number of insureds under the AICPA Plan and from certain rate increases associated with a "step plan" which was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are "stepped up" accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA's (and AIIG's) exposure increases. This additional exposure results in an increase in premiums charged.

The loss ratio for the first quarter of 1999 was 100% as compared to 120% for the same period of 1998. The loss ratio of 100% represents management's current estimated effective loss rate selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. Losses incurred in the first quarter of 1999 do not reflect any development of prior year reserves. The Company's overall loss ratio for the year ended December 31, 1998 was 81%. The ratio calculated using only losses and loss adjustment expenses incurred for 1998 (excluding the effects of favorable development and excluding reductions to retrocession premiums) was 140% at December 31, 1998.

AMERINST INSURANCE GROUP, INC.

Policy acquisition costs of $523,501 were expensed in the first quarter of 1999 as compared to $452,233 for the same period of 1998, an increase of 16%. Such costs as a percentage of premiums earned are 28.6% and 28.3% for the quarters ended March 31, 1999 and 1998, respectively. Policy acquisition costs result from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements.

AIIG implemented Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", in the first quarter of 1999. With the adoption of SOP 98-5, AIIG expensed certain start-up costs associated with the proposed redomestication as incurred (see discussion detailing the proposed redomestication below). Previously, AIIG had capitalized these costs to be expensed over a period of 60 months. The adoption of SOP 98-5 has been applied retroactively to the costs of start-up activities that were previously capitalized in order to determine their cumulative effect. The effect of the change for the three months ended March 31, 1999 was to decrease income before cumulative effect of a change in accounting principle by $29,722 (or $0.09 per share.) The adjustment necessary for retroactive application of SOP 98-5, amounting to $154,466 (net of tax), is included in net income for the three months ended March 31, 1999.

These fluctuations in premiums, losses and expenses combined to result in a net underwriting loss of $(1,018,664) for the first quarter of 1999 as compared to $(968,122) for the same period of 1998.

Investment yield of 4.9%, consisting of interest and dividend income, represents a slight decrease from the 5.1% return earned in the first quarter of 1998 and the 5.0% return earned throughout 1998. The lower yield trend in recent periods is attributable to an increase in holdings of tax free municipal securities and an increase in equity securities which generate less current investment income. Sales of securities during the first quarter of 1999 resulted in realized capital gains of $243,398 as compared to gains of $65,328 in the first quarter of 1998. Gains recorded in the first quarter of 1999 primarily relate to sales of equities. Proceeds from these sales were subsequently reinvested in other equity securities.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 1999, total invested assets amounted to $42,670,415, an increase of $121,757 or .3% from $42,548,658 at December 31, 1998. Cash balances increased from $1,450,795 at December 31, 1998 to $2,269,829 at March 31, 1999,
an increase of $819,034, or 56%. The amount of cash on hand fluctuates based on the timing of bond maturities. As bonds mature, the proceeds are temporarily placed in cash until they are reinvested. The ratio of cash and invested assets to total liabilities at March 31, 1999 was 1.63:1, compared to a ratio of 1.60:1 at March 31, 1998.

Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance decreased from $2,357,147 at December 31, 1998 to $1,123,023 at March 31, 1999,
a decrease of $1,234,124. Approximately $818,000 of the decrease in assumed reinsurance premiums receivable is attributable to the first quarter collection of an adjustment for prior year premiums due from CNA, as more fully described in AIIG's December 31, 1998 10-K (Note H of the audited financial statements). This balance also fluctuates due to timing of renewal premium written.

AMERINST INSURANCE GROUP, INC.

The Registrant paid its fifteenth consecutive quarterly dividend of $0.65 per share during the first quarter of 1999.


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

AMERINST INSURANCE GROUP, INC.

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

On September 2, 1998 a registration statement was filed with the Securities and Exchange Commission by AIG Ltd. The registration statement relates to the registration of the shares to be issued by AIG Ltd., in the proposed transaction and the solicitation of proxies from the Company's stockholders to approve the transaction. The Registration Statement has been amended but is not yet effective. It is currently expected that AIIG's shareholders will vote on the transactions contemplated in the Exchange Agreement in summer, 1999.

AMERINST INSURANCE GROUP, INC.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

     See Index to Exhibits immediately following the signature page.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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


                                 AMERINST INSURANCE GROUP, INC.
                                 ------------------------------
                                           (Registrant)



May 17, 1999    /s/ Bruce W. Breitweiser
                -------------------------------
                Bruce W. Breitweiser
                (Vice President and Chief Financial Officer,
                duly authorized to sign this Report in such
                capacity and on behalf of the Registrant.)

AMERINST INSURANCE GROUP, INC.
INDEX TO EXHIBITS

Exhibit
Number    Description
------    -----------
3(i)      Certificate of Incorporation of the Company (1)
3(ii)     Bylaws of the Company (1)
4.1       Article Fourth of Certificate of Incorporation -- included in Exhibit
          3(i) above
4.2       Statement of Stock Ownership Policy, as amended (7)
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4      Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4), 1995 placement slip (5) 1996 placement slip (6)
          1997 placement slip (9) and 1998 placement slip (10)
10.5      Management Agreement between Vermont Insurance Management, Inc. and
          AIIC dated May 1, 1997 (8) Addenda to Management Agreement dated
          July 1, 1997 (9) and Addenda to Management Agreement dated
          July 1, 1998 (10)
10.6      Escrow Agreement among AIIC, United States Fire Insurance Company and
          Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7      Security Trust Agreement among AIIC, Harris Trust and Savings Bank and
          Virginia Surety Company, Inc. dated March 9, 1995 (5)
10.8      Investment Advisory Agreement For Discretionary Accounts between
          Amerinst Insurance Company and Harris Associates L.P. dated as of
          January 22, 1996, as amended by the Amendment to Investment Advisory
          Agreement for Discretionary Accounts dated as of April 2, 1996 (10)
27        Financial Data Schedule (filed herewith)
--------------------------

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