Form 10-Q
period 1999-06-30
AMERINST INSURANCE GROUP INC
filed 1999-08-16
CIK 822615

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


  [X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

       For the Quarterly period ended June 30, 1999

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

                                 [X] YES               [_] NO

Number of shares of common stock outstanding:

                                                  Number outstanding
     Class                                      as of August  4, 1999
     -----                                      ---------------------

$0.01 par value common                                  332,115

Part I, Item 1


                        AMERINST INSURANCE GROUP, INC.
                    CONDENSED CONSOLIDATED BALANCE  SHEETS


                                                                                           (Unaudited)         As of
                                                                                              As of         December 31,
                                                                                          June 30, 1999         1998
                                                                                         --------------     ------------

INVESTMENTS
   Fixed maturity investments, at market value..........................................    $34,715,112      $34,577,261
   Equity securities, at market value...................................................      8,359,527        7,971,397
                                                                                         --------------     ------------

             TOTAL INVESTMENTS..........................................................     43,074,639       42,548,658


   Cash and cash equivalents............................................................      2,653,953        1,450,795
   Assumed reinsurance premiums receivable..............................................        768,656        2,357,147
   Reinsurance recoveries receivable....................................................        875,685          875,685
   Accrued investment income............................................................        465,029          596,862
   Deferred policy acquisition costs....................................................        738,564          973,461
   Deferred income tax asset............................................................        920,178          652,666
   Prepaid expenses and other assets....................................................         64,776          326,172
                                                                                         --------------      -----------

             TOTAL ASSETS...............................................................    $49,561,480      $49,781,446
                                                                                         ==============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Unpaid losses and loss adjustment expenses..........................................    $23,715,345      $21,718,087
    Unearned premiums...................................................................      2,591,451        3,415,651
    Reinsurance balances payable........................................................      1,764,749        2,142,396
    Income taxes payable................................................................         10,727          118,004
    Accrued expenses and other liabilities..............................................        475,952          445,299
                                                                                         --------------      -----------

             TOTAL LIABILITIES..........................................................     28,558,224       27,839,437
                                                                                         --------------      -----------

STOCKHOLDERS' EQUITY

   Common stock, $.01 par value, 2,000,000 shares authorized:
             1999: 332,115 issued and outstanding
             1998: 332,331 issued and outstanding.......................................          3,321            3,323
   Additional paid-in capital...........................................................      7,135,220        7,144,818
   Retained earnings....................................................................     12,965,457       13,636,875
   Accumulated other comprehensive income, net of tax...................................        899,258        1,156,993
                                                                                         --------------      -----------

             TOTAL STOCKHOLDERS' EQUITY.................................................     21,003,256       21,942,009
                                                                                         --------------      -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................    $49,561,480      $49,781,446
                                                                                         ==============      ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)


                                                                  Six Months      Six Months     Three Months     Three Months
                                                                    Ended           Ended           Ended             Ended
                                                                June 30, 1999   June 30, 1998   June 30, 1999     June 30, 1998
                                                                -------------   -------------   -------------     -------------
Revenue
   Premiums earned............................................    $ 3,445,317     $ 3,056,891     $ 1,617,479     $ 1,457,630
   Net investment income......................................      1,090,934       1,084,356         549,884         538,890
   Net realized capital gain..................................        274,386         306,195          30,988         240,867

             Total Revenue....................................      4,810,637       4,447,442       2,198,351       2,237,387

Losses And Expenses
   Losses and loss adjustment expenses........................      3,473,412       3,667,981       1,645,574       1,749,156
   Commissions expense........................................        992,426         867,658         468,925         415,425
   Other operating and management expenses....................        465,550         449,711         204,426         253,386

             Total Losses And Expenses........................      4,931,388       4,985,350       2,318,925       2,417,967

Income (loss) before income taxes.............................       (120,751)       (537,908)       (120,574)       (180,580)
   Provision for income tax expense (benefit).................        (44,462)       (299,769)        (85,636)       (118,859)

Income (loss) before cumulative effect of a change in
     accounting principle.....................................        (76,289)       (238,139)        (34,938)        (61,721)

Cumulative effect on prior years of retroactive application
     of new statement of position, net of tax.................       (154,466)
                                                                  -----------    -------------   -------------   -------------

Net Loss......................................................    $   (230,755)   $    (238,139)  $   (34,938)    $   (61,721)


Other Comprehensive Income, Net Of Tax
     Net unrealized holding gain (loss) arising during the            (76,640)        434,030         158,906         (26,172)
      period
     Less:  reclassification adjustment for gains included
        in net income.........................................       (181,095)       (202,089)        (20,452)       (158,972)
                                                                  -----------    -------------   -------------   -------------

Other Comprehensive Income(loss), Net Of Tax                         (257,735)        231,941         138,454        (185,144)
                                                                  -----------    -------------   -------------   -------------

Comprehensive Income (Loss)...................................    $  (488,490)    $    (6,198)    $   103,516     $  (246,865)
                                                                  ===========    =============   =============   =============


Retained Earnings, Beginning Of Period........................    $13,636,875     $12,925,567     $13,220,168     $12,530,807
Net income (loss).............................................       (230,755)       (238,139)        (34,938)        (61,721)
Dividends paid................................................       (431,887)       (433,059)       (215,904)       (216,377)
Excess of purchase price on stock redemptions.................         (8,776)        (14,220)         (3,869)        (12,560)
                                                                  -----------    -------------   -------------   -------------

Retained Earnings, End Of Period..............................    $12,965,457     $12,240,149     $12,965,457     $12,240,149
                                                                  ===========    =============   =============   =============
Per share amounts
     Income (loss) before cumulative effect of a change
        in accounting principle...............................           (.23)           (.71)           (.11)           (.19)
     Cumulative effect on prior years of retroactive
      application
        of new statement of position, net of tax..............           (.46)
                                                                  -----------    -------------   -------------   ------------
Net earnings (loss) per share.................................          $(.69)          $(.71)          $(.11)          $.(19)
                                                                  ===========    =============   =============   =============
Dividends paid................................................          $1.30           $1.30            $.65           $ .65
                                                                  ===========    =============   =============   =============
   Weighted average number of shares
      outstanding for the entire period.......................        332,252         333,207         332,154         333,063
                                                                  ===========    =============   =============   =============

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                                  Six Months        Six Months
                                                                                                    Ended             Ended
                                                                                                June 30, 1999     June 30, 1998
                                                                                                -------------     -------------

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities.....................................................    $ 2,328,842       $ 1,035,229
                                                                                                  -----------     -------------

INVESTING ACTIVITIES
 Proceeds from sales of investments...........................................................      4,377,685         4,939,464
 Purchases of fixed-maturity securities.......................................................     (5,053,106)       (4,493,682)
                                                                                                  ------------    -------------

Net Cash  (Used in) Provided by Investing Activities..........................................       (675,421)          445,782

FINANCING ACTIVITIES
 Redemption of shares.........................................................................        (18,376)          (30,196)
 Shareholder dividend.........................................................................       (431,887)         (433,059)
                                                                                                  ------------    -------------

Net Cash Used in Financing Activities.........................................................       (450,263)         (463,255)
                                                                                                  ------------    -------------

INCREASE IN CASH..............................................................................    $ 1,203,158       $ 1,017,756
                                                                                                  ============    =============

See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 1999

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

Part I, Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Three months ended June 30, 1999 compared to three months ended June 30, 1998:

Net loss decreased by $26,783 from $(61,721) in the second quarter of 1998 to $(34,938) in the second quarter of 1999. The change in earnings is primarily attributable to an increase in premiums earned offset by lower realized capital gains, as discussed below.

Sales of securities during the three months ended June 30, 1999 resulted in realized capital gains of $30,988 as compared to $240,867 in the same period of 1998. Net investment income for the second quarter of 1999 was $549,884 compared to $538,890 for the same quarter of 1998. Investment yield for the second quarter of 1999, consisting of interest and dividend income, was approximately 4.9% which is equivalent to the yield reported for the second quarter of 1998 and the first quarter of 1999.

Earned premiums for the second quarter of 1999 amounted to $1,617,479 as compared to $1,457,630 for the second quarter of 1998. The change of $159,849 represents an 11% increase. The increase in earned premiums is attributable to continued growth of the AICPA Plan. This growth is primarily the result of an increase in the number of insureds under the AICPA Plan and from certain rate increases associated with a "step plan" which was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are "stepped up" accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA's (and AIIG's) exposure increases. This additional exposure also results in an increase in premiums earned.

AMERINST INSURANCE GROUP, INC.

The loss ratios for the three month periods ended June 30, 1999 and 1998 were 102% and 120%, respectively. The loss ratio of 102% represents management's current estimated effective loss ratio selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. Losses incurred in the second quarter of 1999 do not reflect any development of prior year reserves. The Company's overall loss ratio for the year ended December 31, 1998 was 81%. However, the loss ratio at December 31, 1998 calculated using only losses and loss adjustment expenses incurred for the current year (excluding the effects of favorable development and excluding reductions to retrocession premiums) was 168%.

Policy acquisition costs of $468,925 were expensed in the second quarter of 1999 as compared to $415,425 for the same period of 1998, an increase of 13%. Such costs as a percentage of premiums earned are 28.9% and 28.5% for the quarters ended June 30, 1999 and 1998, respectively. Policy acquisition costs result from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements.

These fluctuations in premiums, losses and expenses combined to result in a net underwriting loss of $(701,446) for the second quarter of 1999 as compared to $(960,337) for the same period of 1998.


Six months ended June 30, 1999 compared to six months ended June 30, 1998:

Net loss decreased by $7,384 from $(238,139) for the six months ended June 30, 1998 to $(230,755) for the six months ended June 30, 1999. Sales of securities during the six months ended June 30, 1999 resulted in realized capital gains of $274,386 as compared to $306,195 in the same period of 1998. Net investment income through June 30, 1999 was $1,090,934 compared to $1,084,356 for the same period of 1998. Investment yield for the six month period was approximately 4.9% as compared to 5.0% for the first six months of 1998.

Earned premiums for the first six months of 1999 amounted to $3,445,317 as compared to $3,056,891 for 1998. The change of $388,426 represents a 13% increase. The increase in earned premiums is attributable to continued growth of the AICPA Plan, as discussed above. The loss ratio through the first six months of 1999 was 101% as compared to 120% for the same period of 1998. The loss ratio of 101% represents management's current estimated effective loss ratio selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. Losses incurred through June 30, 1999 do not reflect any development of prior year reserves. Management expects to make a determination in the fourth quarter whether an adjustment to reserves for prior years is appropriate. The Company's overall loss ratio for the year ended December 31, 1998 was 81%. However, the loss ratio at December 31, 1998 calculated using only losses and loss adjustment expenses incurred for the current year (excluding the effects of favorable development and excluding reductions to retrocession premiums) was 168%.

Policy acquisition costs of $992,426 were expensed in the first six months of 1999 as compared to $867,658 for the same period of 1998, an increase of 14%. Such costs as a percentage of premiums earned are 28.8% and 28.4% for the six month periods ended June 30, 1999 and 1998,

AMERINST INSURANCE GROUP, INC.

respectively. Policy acquisition costs result from ceding commissions paid to ceding companies which are determined contractually pursuant to reinsurance agreements.

These fluctuations combined to result in a net underwriting loss of $(1,486,071) for the six month period as compared to $(1,928,459) for the same period of 1998.

AIIG implemented Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", in the first quarter of 1999. With the adoption of SOP 98-5, AIIG expensed certain start-up costs associated with the proposed redomestication as incurred (see discussion detailing the proposed redomestication below.) Previously, AIIG had capitalized these costs to be expensed over a period of 60 months. The adoption of SOP 98-5 has been applied retroactively to the costs of start-up activities that were previously capitalized in order to determine their cumulative effect. The adjustment necessary for retroactive application of SOP 98-5, amounting to $(154,466) on a net of tax basis, or $(0.46) per share, is included in net income for the six months ended June 30, 1999.


FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 1999, total invested assets amounted to $43,074,639 an increase of $525,981 or 1.2% from $42,548,658 at December 31, 1998. Cash and cash equivalent balances increased from $1,450,795 at December 31, 1998 to $2,653,953 at June 30, 1999, an increase of 83%. The amount of cash on hand fluctuates primarily based on the timing of bond maturities. As bonds mature, the proceeds
are temporarily placed in cash until they are reinvested.   The ratio of cash
and invested assets to total liabilities and stockholders' equity at June 30, 1999 was .92 to 1, compared to a ratio of .91 to 1 at June 30, 1998.

Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance decreased from $2,357,147 at December 31, 1998 to $768,656 at June 30, 1999, a
decrease of $1,588,491. Approximately $818,000 of the decrease in assumed reinsurance premiums receivable is attributable to the first quarter collection of an adjustment for prior year premiums due from CNA, as more fully described in AIIG's December 31, 1998 10-K (Note H of the audited financial statements). This balance also fluctuates due to timing of renewal premium written and due to the fact that a majority of premiums are written in the third quarter.

The Registrant paid its sixteenth consecutive quarterly dividend of $0.65 per share during the second quarter of 1999.

AMERINST INSURANCE GROUP, INC.

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

The Company's operations are conducted through its management company, Vermont Insurance Management, Inc. ("VIM"). VIM has informed the Company that it has used both internal and external resources to identify, correct and test its financial, information and operational systems for Year 2000 compliance. VIM has assessed its internal systems for Year 2000 compliance and has made inquiries of third parties with whom the Company has material relationships to assess the potential impact on the Company's operations if key third parties are not successful in converting their systems in a timely manner. VIM has completed its assessment of its hardware systems and software systems and has completed all necessary remediation to insure that its systems are Year 2000 compliant. The costs of remediation to its systems have been borne by VIM or its affiliates.

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

AMERINST INSURANCE GROUP, INC.

PROPOSED REDOMESTICATION AND RESTRUCTURING

AIIG and AmerInst Insurance Group, Ltd., a Bermuda limited company ("AIG Ltd."), have entered into an Exchange Agreement, pursuant to which AIIG would transfer all of its assets and liabilities to AIG Ltd., in exchange for newly issued shares of AIG Ltd. AIIG would then be liquidated and AIIG's shareholders would receive, on a share-for-share basis, the newly issued shares of AIG Ltd. AIIG's Board of Directors has voted to submit the Exchange Agreement and the dissolution of AIIG to a vote of AIIG's shareholders.

The transaction contemplates the restructuring of AIIG's business, including the redomestication of the insurance operations of AIIC to AIG Ltd.

On August 11, 1999 the shareholders of AIIG, at a special meeting called for this purpose, voted to approve the Exchange Agreement and the liquidation of AIIG. These transactions will be consummated as part of a series of transactions related to the redomestication, as outlined in the Prospectus/Proxy Statement distributed to AIIG's shareholders.

The transactions contemplated in the Exchange Agreement, the redomestication and the restructuring will be consummated only if certain additional conditions are satisfied, including certain regulatory approvals and the agreement of certain other third parties.

Item 4.  Submission of Matters to a Vote of Security-Holders.
-------------------------------------------------------------

     (a) A Special Meeting of AIIG's Stockholders was held on August 11, 1999. At said Meeting, the stockholders voted as follows:

                                             For         Against      Abstain
                                             ---         -------      -------
     Approval of Exchange Agreement        182,064       20,331        3,524

     Approval of liquidation of AIIG       183,344       19,259        3,316

     No other matters were voted on at the Special Meeting.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibits

         See Index to Exhibits immediately following the signature page.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30,
1999

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



                                 AMERINST INSURANCE GROUP, INC.
                                 ------------------------------
                                 (Registrant)



August 12, 1999   /s/ Bruce W. Breitweiser
                  --------------------------------
                  Bruce W. Breitweiser
                  (Vice President and Chief Financial Officer,
                  duly authorized to sign this Report in such
                  capacity and on behalf of the Registrant.)

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

10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4) 1995 placement slip (5) 1996 placement slip (6) 1997 placement slip (9) and 1998 placement slip (10)

10.5 Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (10)

10.6 Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7      Security Trust Agreement among AIIC, Harris Trust and
          Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)
10.8 Exchange Agreement between the Company and AIG Ltd., dated as of January 20, 1999 (11)
21        Subsidiaries of the Registrant (1)
27        Financial Data Schedule (filed herewith)
_____________________

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