Form 10-Q
period 1999-09-30
AMERINST INSURANCE GROUP INC
filed 1999-11-15
CIK 822615

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


        [X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

             For the Quarterly period ended September 30, 1999

        [_] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

        For the transition period from ________________ to ______________.

                        Commission file number 0-17676
                                               -------


                        AMERINST INSURANCE GROUP, INC.
                        ------------------------------
            (Exact Name of Registrant as Specified in its Charter)


DELAWARE                                                     52-1534560
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

2386 Airport Road, Barre, Vermont                            05641
Mailing address:  P.O. Box 1330, Montpelier, Vermont         05601
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:          (802) 229-5042

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             [X] YES        [_] NO

Number of shares of common stock outstanding:

                                         Number outstanding
     Class                               as of November 5, 1999
     -----                               -----------------------

$0.01 par value common                           331,939

Part I, Item 1


                        AMERINST INSURANCE GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 As of           As of
                                                             September 30,    December 31,
                                                                 1999             1998
                                                             -------------    ------------
ASSETS

INVESTMENTS
 Fixed-maturity securities, at market........................  $30,229,904     $34,577,261
 Equity securities, at  market...............................    7,936,836       7,971,397
                                                               -----------     -----------

     TOTAL INVESTMENTS.......................................   38,166,740      42,548,658


OTHER ASSETS
 Cash and short-term investments.............................    6,087,490       1,450,795
 Assumed reinsurance premiums receivable.....................    1,279,834       2,357,147
 Reinsurance recoveries receivable...........................      875,685         875,685
 Accrued investment income...................................      380,049         596,862
 Deferred policy acquisition costs...........................      800,276         973,461
 Deferred federal income taxes...............................    1,336,508         652,666
 Prepaid expenses and other assets...........................       32,190         326,172
 Income taxes receivable.....................................      142,733
                                                               -----------     -----------

     TOTAL ASSETS............................................  $49,101,505     $49,781,446
                                                               ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Losses and loss adjustment expenses..........................  $24,336,099     $21,718,087
Unearned premiums............................................    2,807,987       3,415,651
Reinsurance balances payable.................................    1,223,319       2,142,396
Income taxes payable.........................................           --         118,004
Accrued expenses and other liabilities.......................      880,752         445,299
                                                               -----------     -----------

     TOTAL LIABILITIES.......................................   29,248,157      27,839,437

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 2,000,000 shares authorized:
     1999: 332,092 issued and outstanding
     1998: 332,331 issued and outstanding....................        3,321           3,323
Additional paid-in capital...................................    7,134,645       7,144,818
Retained earnings............................................   12,589,824      13,636,875
Accumulated other comprehensive income, net of taxes.........      125,558       1,156,993
                                                               -----------     -----------

     TOTAL STOCKHOLDERS' EQUITY..............................   19,853,348      21,942,009
                                                               -----------     -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $49,101,505     $49,781,446
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

                          AMERINST INSURANCE GROUP, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME AND
                               RETAINED EARNINGS
                                  (Unaudited)

                                                                   Nine Months     Nine Months     Three Months    Three Months
                                                                      Ended           Ended           Ended           Ended
                                                                  September 30,   September 30,   September 30,   September 30,
                                                                       1999            1998            1999            1998
REVENUE
   Premiums earned..............................................    $ 5,018,760     $ 4,497,820     $ 1,573,443     $ 1,440,929
   Net investment income........................................      1,667,582       1,627,661         576,648         543,305
   Net realized capital gain....................................        473,922         334,834         199,536          28,639
                                                                    -----------     -----------     -----------     -----------
             TOTAL REVENUE......................................      7,160,264       6,460,315       2,349,627       2,012,873

LOSSES AND EXPENSES
   Losses and loss adjustment expenses..........................      5,046,855       5,364,453       1,573,443       1,696,472
   Commissions expense..........................................      1,440,857       1,278,323         448,431         410,665
   Other operating and management expenses......................      1,058,884         606,703         593,334         156,991
                                                                    -----------     -----------     -----------     -----------

             TOTAL LOSSES AND EXPENSES..........................      7,546,596       7,249,479       2,615,208       2,264,128
                                                                    -----------     -----------     -----------     -----------

Loss before income taxes........................................       (386,332)       (789,164)       (265,581)       (251,255)
   Provision for income tax expense (benefit)...................       (150,677)       (437,428)       (106,216)       (137,660)
                                                                    -----------     -----------     -----------     -----------
Loss before cumulative effect of a change in
     accounting principle.......................................       (235,655)       (351,736)       (159,365)       (113,595)
Cumulative effect on prior years of retroactive application
     of new statement of position, net of tax...................       (154,466)
                                                                    -----------     -----------     -----------     -----------

NET LOSS........................................................    $  (390,121)    $  (351,736)    $  (159,365)    $  (113,595)
                                                                    -----------     -----------     -----------     -----------

OTHER COMPREHENSIVE INCOME, NET OF TAX
     Unrealized gains (losses) on securities:
          Unrealized holding losses arising during period.......         (2,537)       (355,082)       (991,645)       (789,111)
          Less: reclassification adjustment for (gains) losses
               included in net income...........................       (312,789)       (220,990)       (131,694)        (18,902)
                                                                    -----------     -----------     -----------     -----------

OTHER COMPREHENSIVE LOSS........................................       (315,326)       (576,072)     (1,123,339)       (808,013)
                                                                    -----------     -----------     -----------     -----------

COMPREHENSIVE LOSS..............................................    $  (705,447)    $  (927,808)    $(1,282,704)    $  (921,608)
                                                                    ===========     ===========     ===========     ===========
RETAINED EARNINGS, BEGINNING OF PERIOD..........................    $13,636,875     $12,925,566     $12,965,457     $12,240,149
Net loss........................................................       (390,121)       (351,736)       (159,366)       (113,595)
Dividend paid...................................................       (647,747)       (649,377)       (215,860)       (216,321)
Excess of purchase price on stock redemptions...................         (9,183)        (14,220)           (407)             --
                                                                    -----------     -----------     -----------     -----------

RETAINED EARNINGS, END OF PERIOD................................    $12,589,824     $11,910,233     $12,589,824     $11,910,233
                                                                    ===========     ===========     ===========     ===========
Per share amounts
     Loss before cumulative effect of a change in
        accounting principle....................................    $      (.71)     $     (1.06)    $     (.48)    $      (.34)
     Cumulative effect on prior years of retroactive application
       of new statement of position, net of tax.................           (.46)
                                                                    -----------     -----------     -----------     -----------

Per common share data
Basic earnings per share........................................    $     (1.17)    $     (1.06)    $      (.48)     $     (.34)
                                                                    ===========     ===========     ===========     ===========


Dividend paid...................................................    $      1.95     $      1.95     $       .65     $       .65
                                                                    ===========     ===========     ===========     ===========

   Weighted average number of shares
      outstanding for the entire period.........................        332,203         333,070         332,108         332,800
                                                                    ===========     ===========     ===========     ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                        Nine Months       Nine Months
                                                           Ended             Ended
                                                       September 30,     September 30,
                                                            1999              1998
                                                       -------------     -------------
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities.............. $  1,471,803      $  1,339,380
                                                        ------------      ------------

INVESTING ACTIVITIES
 Proceeds from sales of investments....................   18,971,985         9,992,939
 Purchases of fixed-maturity securities................  (15,139,988)      (10,665,540)
                                                        ------------      ------------

Net Cash Provided by (used in) Investing Activities....    3,831,997          (672,601)

FINANCING ACTIVITIES
 Redemption of shares..................................      (19,358)          (30,196)
 Shareholder dividend..................................     (647,747)         (649,379)
                                                        ------------      ------------

Net Cash Used by Financing Activities..................     (667,105)         (679,575)
                                                        ------------      ------------

INCREASE (DECREASE) IN CASH............................ $  4,636,695      $    (12,796)
                                                        ============      ============

See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 1999

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

Part I, Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Three months ended September 30, 1999 compared to three months ended September 30, 1998:

A net loss of $159,365 was recorded for the three months ended September 30, 1999, compared to net loss of $113,595 in 1998. As more fully described below, the increase in loss is primarily attributable to an increase in other operating and management expenses, partly offset by a lower loss ratio and an increase in net realized capital gains.

Sales of investment securities during the three months ended September 30, 1999 resulted in realized capital gains of $199,536 as compared to gains of $28,639 for the same period of 1998. Net investment income for the third quarter of 1999 was $576,648 compared to $543,305 for 1998. Investment yield for the third quarter of 1999, consisting of interest and dividend income, was approximately 5.1% compared to 5.0% for the third quarter in 1998. Investment yield of 5.1% is also consistent with the June 30, 1999 reported yield of 4.9%.

Premiums earned for the three month period ended September 30, 1999 amounted to $1,573,443 as compared to $1,440,929 for the third quarter of 1998. The change of $132,514 represents a 9% increase. The increase in earned premiums resulted primarily from an increase in the number of insureds along with changes in the rating structure.

The loss ratios for the three month periods ended September 30, 1999 and 1998 were 100% and 118%, respectively. Prior to July 1, 1998, the loss ratio had been established at 120%. Effective July 1, 1998, the loss ratio was reduced to 100%. The majority of premiums earned in the third quarter of 1998 related to the July 1, 1997-98 treaty period and as a result the third quarter loss ratio for the prior year remained close to 120%. These loss ratios represent management's current estimated effective

AMERINST INSURANCE GROUP, INC.

loss ratio selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. Losses incurred in the third quarter of 1999 do not reflect any development of prior year reserves.
The Company's overall loss ratio for the year ended December 31, 1998 was 81%. However, the loss ratio at December 31, 1998 calculated using only losses and loss adjustment expenses incurred for the current year (excluding the effects of favorable development and excluding reductions to retrocession premiums) was 168%.

Policy acquisition costs of $448,431 were expensed in the third quarter of 1999 as compared to $410,665 for the same period of 1998, an increase of 9%. As a percentage of premiums earned, policy acquisition costs amounted to 28.5% for both quarters ended September 30, 1999 and 1998. Policy acquisition costs result from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements. Other operating and management expenses amounted to $593,334 and $156,991 for the third quarter of 1999 and 1998, respectively. The increase in other operating and management expenses of $436,343 is primarily attributable to costs associated with the redomestication and restructuring project, as more fully described below.

These fluctuations in premiums, losses and expenses combined to result in a net underwriting loss of $1,041,765 for the third quarter of 1999 as compared to a loss of $823,199 for the same period of 1998.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998:

A net loss of $390,121 was recorded for the nine months ended September 30, 1999, compared to a net loss of $351,736 for the same period of 1998. As more fully described below, the increase in loss is primarily attributable to an increase in other operating and management expenses, partly offset by a lower loss ratio and an increase in net realized capital gains.

Sales of investment securities during the nine months ended September 30, 1999 resulted in realized capital gains of $473,922 as compared to gains of $334,834 for the same period in 1998. Net investment income for the nine months ended September 30, 1999 amounted to $1,667,582 compared to $1,627,661 for the same period of 1998. Investment yield for the nine month periods ended September 30, 1999 and 1998, consisting of interest and dividend income, was consistent at 5.0%.

Earned premiums for the nine month period ended September 30, 1999 amounted to $5,018,760 as compared to $4,497,820 for the same period of 1998. The change of $520,940 represents a 12% increase. The increase in earned premiums resulted from an increase in the number of insureds along with changes in the rating structure.

The loss ratio for the first nine months of 1999 was 101% as compared to 119% for the comparative period of 1998. Prior to July 1, 1998, the loss ratio had been established at 120%. Effective July 1, 1998, the loss ratio was reduced to 100%. The majority of premiums earned for the nine month period ended September 30, 1998 related to the July 1, 1997-98 treaty period and as a result the loss

AMERINST INSURANCE GROUP, INC.

ratio remained close to 120%. The loss ratio for 1999 slightly exceeds 100% due to a small amount of premium being earned during 1999 that relates to prior treaty years. These loss ratios represent management's current estimated effective loss ratio selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. Losses incurred through September 30, 1999 do not reflect any development of prior year reserves. The Company's overall loss ratio for the year ended December 31, 1998 was 81%. However, as discussed above, the loss ratio at December 31, 1998 calculated using only losses and loss adjustment expenses incurred for the current year (excluding the effects of favorable development and excluding reductions to retrocession premiums) was 168%.

Through September 30, 1999, policy acquisition costs of $1,440,857 were expensed as compared to $1,278,323 for the same period of 1998, an increase of 13%. As a percentage of premiums earned, policy acquisition costs amounted to 28.7% and 28.4% for the nine month periods ended September 30, 1999 and 1998, respectively. Policy acquisition costs result from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements. For the nine months ended September 30, 1999 and 1998, other operating and management expenses amounted to $1,058,884 and $606,703, respectively. The increase in other operating and management expenses of $452,181 is primarily attributable to costs associated with the redomestication and restructuring project, as more fully described below.

These fluctuations in premiums, losses and expenses combined to result in a net underwriting loss of $2,527,836 for the nine month period ended September 30, 1999 as compared to a loss of $2,751,659 for the same period of 1998. The slight improvement in underwriting results for the nine months ended September 30, 1999 is primarily the result of the lower loss ratio adopted July 1, 1998, partly offset by the increase in other operating and management expenses.

AIIG implemented Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", in the first quarter of 1999. With the adoption of SOP 98-5, AIIG expensed certain start-up costs associated with the redomestication and restructuring as incurred (see discussion detailing the redomestication and restructuring below.) Previously, AIIG had capitalized these costs to be expensed over a period of 60 months. The adoption of SOP 98-5 has been applied retroactively to the costs of start-up activities that were previously capitalized in order to determine their cumulative effect. The adjustment necessary for retroactive application of SOP 98-5, amounting to $(154,466) on a net of tax basis, or $(0.46) per share, is included in net income for the nine months ended September 30, 1999.


FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 1999, total invested assets amounted to $38,166,740, a decrease of $4,381,918 or 10% from $42,548,658 at December 31, 1998. Cash and short-term investments increased from $1,450,795 at December 31, 1998 to $6,087,490 at September 30, 1999, an increase of 320%. Cash and short-term investments include federal agency securities and money market mutual funds. The balance of total invested assets and cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and

AMERINST INSURANCE GROUP, INC.

invested assets to total liabilities and stockholders' equity at September 30, 1999 was .92 to 1, compared to a ratio of .88 to 1 at December 31, 1998.

The Registrant paid its seventeenth consecutive quarterly dividend of $0.65 per share during the third quarter of 1999.

Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance decreased from $2,357,147 at December 31, 1998 to $1,279,834 at September 30, 1999, a decrease of $1,077,313. Approximately $818,000 of the decrease in assumed reinsurance premiums receivable is attributable to the first quarter collection of an adjustment for prior year premiums due from CNA, as more fully described in AIIG's December 31, 1998 10-K (Note H of the audited financial statements). This balance also fluctuates due to timing of renewal premium written and due to the fact that a majority of premiums are written in the third quarter.


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

AMERINST INSURANCE GROUP, INC.

PROPOSED REDOMESTICATION AND RESTRUCTURING

AIIG and AmerInst Insurance Group, Ltd., a Bermuda limited company ("AIG Ltd."), have entered into an Exchange Agreement, pursuant to which AIIG would transfer all of its assets and liabilities to AIG, Ltd. in exchange for newly issued shares of AIG, Ltd. AIIG would then be liquidated and AIIG's shareholders would receive, on a share-for-share basis, the newly issued shares of AIG, Ltd.
AIIG's Board of Directors has voted to submit the Exchange Agreement and the dissolution of AIIG to a vote of AIIG's shareholders.

The transaction contemplates the restructuring of AIIG's business, including the redomestication of the insurance operations of AIIC to AIG, Ltd.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibits

         See Index to Exhibits.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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

4.2       Statement of Stock Ownership Policy, as amended (7)

10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)

10.2      Agreement between Country Club Bank and AIIC (2)

10.3      Agreement between Country Club Bank and AIIG (2)

10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4) 1995 placement slip (5) 1996 placement slip (6) 1997 placement slip (9) 1998 placement slip (10) and 1999 placement slip (filed herewith)

10.5 Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997 (8) Addenda to Management Agreement dated July 1, 1997 (9) Addenda to Management Agreement dated July 1, 1998 (10)

10.6 Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)

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

AMERINST INSURANCE GROUP, INC.

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



                                         AMERINST INSURANCE GROUP, INC.
                                         ------------------------------
                                                    (Registrant)



November 15, 1999   Bruce W. Breitweiser
                    ----------------------------------
                    Bruce W. Breitweiser
                    (President and Chief Financial Officer,
                    duly authorized to sign this Report in such capacity and on behalf of the Registrant.)