Form 10-Q/A
period 1999-09-30
AMERINST INSURANCE GROUP INC
filed 1999-11-19
CIK 822615

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q/A


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

                                    Part II


The Registrant hereby amends Item 4 of Part II of its Quarterly Report on Form 10-Q filed on November 15, 1999 as follows:


Item 4    Submission of Matters to a Vote of Security Holders.

On August 11, 1999, AIIG held a special meeting of shareholders. At the meeting, the following matters were approved by a majority of the shareholders:

1) the proposal to approve and adopt the Exchange Agreement dated as of January 20, 1999 between AmerInst Insurance Group, Inc. and AmerInst Group, Ltd; and

2)   the proposal to dissolve and liquidate AmerInst Insurance Group, Inc.

The following table provides the number of votes cast for or against, as well as the number of abstentions, as to each matter submitted to a vote of stockholders at the meeting.

Matter                                  For            Against        Abstain
------                                  ---            -------        -------

Approval and adoption of                182,064        20,331         3,524
the Exchange Agreement

Dissolution and Liquidation of          183,344        19,259         3,316
AmerInst Insurance Group, Inc.

The Registrant hereby amends Item 6 of Part II of its Quarterly Report on Form 10-Q filed on November 15, 1999 as follows:

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

4.2       Statement of Stock Ownership Policy, as amended (7)

10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)

10.2      Agreement between Country Club Bank and AIIC (2)

10.3      Agreement between Country Club Bank and AIIG (2)

10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4) 1995 placement slip (5) 1996 placement slip (6) 1997 placement slip (9) 1998 placement slip (10) and Reinsurance Treaty between AIIC and CNA Insurance Companies effective July 1, 1999 (filed herewith)

10.5 Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997 (8) Addenda to Management Agreement dated July 1, 1997 (9) Addenda to Management Agreement dated July 1, 1998 (10)

10.6 Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)

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



                                         AMERINST INSURANCE GROUP, INC.
                                         ------------------------------
                                                    (Registrant)



November 19, 1999   Bruce W. Breitweiser
                    ----------------------------------
                    Bruce W. Breitweiser
                    (President and Chief Financial Officer,
                    duly authorized to sign this Report in such capacity and on behalf of the Registrant.)