Form 10-Q
period 2000-03-31
AMERINST INSURANCE GROUP INC
filed 2000-05-15
CIK 822615

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

     For the Quarterly period ended March 31, 2000.

[_]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

     For the transition period from_____________________ to ___________________.

                         Commission file number
                                               -------


                        AMERINST INSURANCE GROUP, LTD.
                        ------------------------------
            (Exact Name of Registrant as Specified in its Charter)





           BERMUDA                                          98-020-7447
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

C/O USA Offshore Management, Limited, No. 2 Reid Street, Hamilton, Bermuda HM11
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code: (441) 295-3952


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             [X] YES       [_] NO

Number of shares of common stock outstanding:

                                                        Number outstanding
                 Class                                  as of May 10, 2000
                 -----                                  ------------------
COMMON SHARES, PAR VALUE $1.00 PER SHARE                      331,263

Part I, Item 1

                        AMERINST INSURANCE GROUP, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)
                                                               As of         As of
                                                             March 31,    December 31,
ASSETS                                                         2000           1999
                                                            -----------   ------------
INVESTMENTS
  Fixed maturity investments, at market value.............  $33,008,861    $30,896,604
  Equity securities, at market value......................    8,336,939      8,384,653
                                                            -----------    -----------
    TOTAL INVESTMENTS.....................................   41,345,800     39,281,257

  Cash and cash equivalents...............................    3,048,679      5,127,555
  Assumed reinsurance premiums receivable.................      129,929             --
  Reinsurance balances recoverable........................      674,223        674,223
  Fund deposit with a reinsurer...........................      108,000        108,000
  Accrued investment income...............................      428,829        487,842
  Deferred policy acquisition costs.......................      922,831        871,362
  Federal income taxes receivable.........................      672,335        672,335
  Prepaid expenses and other assets.......................       54,824         80,587
                                                            -----------    -----------

    TOTAL ASSETS..........................................  $47,385,450    $47,303,161
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Unpaid losses and loss adjustment expenses..............  $25,790,880    $25,037,029
  Unearned premiums.......................................    3,238,002      3,057,408
  Reinsurance balances payable............................           --         96,108
  Federal income taxes payable............................           --             --
  Accrued expenses and other liabilities..................      662,345        502,797
                                                            -----------    -----------

    TOTAL LIABILITIES.....................................   29,691,227     28,693,342
                                                            -----------    -----------

SHAREHOLDERS' EQUITY

  Common shares, $1 par value, 500,000 shares authorized,
    1999 $1 par value, 500,000 shares authorized:
      2000: 331,716 issued and outstanding
      1999: 331,751 issued and outstanding................      331,716        331,751
  Additional paid-in capital..............................    6,801,030      6,801,870
  Retained earnings.......................................   11,088,957     11,322,139
  Accumulated other comprehensive income..................     (527,480)       154,059
                                                            -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY............................   17,694,223     18,609,819
                                                            -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............  $47,385,450    $47,303,161
                                                            ===========    ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, LTD.
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (Unaudited)

                                                                                                   (Predecessor)
                                                                                    Three Months   Three Months
                                                                                        Ended          Ended
                                                                                      March 31,      March 31,
                                                                                        2000           1999
                                                                                     -----------    -----------
REVENUE
  Premiums earned.................................................................   $ 1,660,158    $ 1,827,838
  Net investment income...........................................................       623,574        541,050
  Net realized capital gain.......................................................       288,179        243,398
                                                                                     -----------    -----------
    Total revenue.................................................................     2,571,911      2,612,286

LOSSES AND EXPENSES
  Losses and loss adjustment expense..............................................     1,826,172      1,827,838
  Policy acquisition costs........................................................       473,146        523,501
  Operating and management expenses...............................................       289,302        261,124
                                                                                     -----------    -----------

    Total losses and expenses.....................................................     2,588,620      2,612,463
                                                                                     -----------    -----------

Income (loss) before income taxes.................................................       (16,709)          (177)
  Provision for income taxes......................................................            --        (41,173)
                                                                                     -----------    -----------

Income (loss) before cumulative effect of a change in accounting principle........       (16,709)       (41,350)
  Cumulative effect on prior years of retroactive
   application of new statement of position, net of tax...........................            --       (154,466)
                                                                                     -----------    -----------

NET INCOME (LOSS).................................................................       (16,709)      (195,816)
                                                                                     -----------    -----------

OTHER COMPREHENSIVE INCOME, NET OF TAX
  Net unrealized holding gains (losses) arising during the period.................      (393,360)      (235,546)
  Less:  reclassification adjustment for gains and losses included in net income..      (288,179)      (160,643)
                                                                                     -----------    -----------

  OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX...................................      (681,539)      (396,189)
                                                                                     -----------    -----------
  COMPREHENSIVE INCOME (LOSS).....................................................   $  (698,248)   $  (592,005)
                                                                                     ===========    ===========

RETAINED EARNINGS, BEGINNING OF PERIOD............................................   $11,322,139    $13,636,875
Net income (loss).................................................................       (16,709)      (195,816)
Dividends paid....................................................................      (215,615)      (215,984)
Excess of purchase price on stock redemptions.....................................          (858)        (4,907)
                                                                                     -----------    -----------
RETAINED EARNINGS, END OF PERIOD..................................................   $11,088,957    $13,220,168
                                                                                     ===========    ===========
Per share amounts
  Income (loss) before cumulative effect of a change
    in accounting principle.......................................................   $     (0.05)   $     (0.12)
  Cumulative effect on prior years of retroactive
    application of new statement of position......................................            --          (0.47)
                                                                                     -----------    -----------
      Net income..................................................................   $     (0.05)   $     (0.59)
                                                                                     ===========    ===========
  Dividends paid..................................................................   $      0.65    $      0.65
                                                                                     ===========    ===========
  Weighted average number of shares
    outstanding for the entire period.............................................       331,734        332,303
                                                                                     ===========    ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     (Predecessor)
                                                      Three Months   Three Months
                                                          Ended          Ended
                                                        March 31,      March 31,
                                                          2000           1999
                                                      ------------    -----------
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities............  $    907,979    $ 1,538,752
                                                       ------------    -----------
INVESTING ACTIVITIES
  Purchases of investments...........................   (12,148,122)    (2,848,520)
  Proceeds from sales and maturities of investments..     9,378,615      2,355,143
                                                       ------------    -----------
Net Cash Used by Investing Activities................    (2,769,507)      (493,378)
                                                       ------------    -----------
FINANCING ACTIVITIES
  Redemption of shares...............................        (1,733)       (10,357)
  Dividends paid.....................................      (215,615)      (215,984)
                                                       ------------    -----------
Net Cash Used by Financing Activities................      (217,348)      (226,341)
                                                       ------------    -----------
INCREASE (DECREASE) IN CASH..........................  $ (2,078,876)   $   819,034
                                                       ============    ===========

See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2000

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. ("AIG" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not incorporate all the information required under generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 1999 and notes thereto, included in the Registrant's annual report as of that date.

Prior to December 2, 1999, the Company operated as AmerInst Insurance Group, Inc., a Delaware corporation ("AIIG" or the "Predecessor"). See "Redomestication and Restructuring." Results reported herein for the three months ended March 31, 1999 are results of the Predecessor for such period.


Part I, Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

A net loss of $(16,709) was recorded for the first quarter of 2000 in comparison to a net loss of $(195,816) for the same period of 1999. Earned premiums for the first quarter of 2000 amounted to $1,660,158 as compared to $1,827,838 for the first quarter of 1999, a decrease of $167,680 or 9.2%. The decrease in earned premiums is attributable to adjustments made by CNA in the first quarter of 1999, which had the effect of increasing the prior year comparative amount. Premiums written in the first quarter of 2000 were $1,840,751 as compared to $1,574,258 for the same period in 1999, an increase of $266,493 or 16.9%. The increase is due to the continued growth of the AICPA Professional Liability Insurance Plan ("AICPA Plan"), an increase in the number of insureds under the AICPA Plan, and certain rate increases associated with a "step plan" that was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are "stepped up" accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA's (and AIG's) exposure increases. This additional exposure results in an increase in premiums charged.

The loss ratio for the first quarter of 2000 was 110% as compared to 100% for the same period of 1999. The loss ratio of 110% represents management's current estimated effective loss rate selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. Losses incurred in the first quarter of 2000 do not reflect any development of prior year reserves. The Company's overall loss ratio for the year ended December 31, 1999 was 105%. The ratio calculated using only losses and loss adjustment expenses incurred for 1999 (excluding the effects of favorable development and excluding reductions to retrocession premiums) was 149% at December 31, 1999.

AMERINST INSURANCE GROUP, LTD.

Policy acquisition costs of $473,146 were expensed in the first quarter of 2000 as compared to $523,501 for the same period of 1999, a decrease of $50,355 or 9.6%. Such costs as a percentage of premiums earned are 28.5% and 28.6% for the quarters ended March 31, 2000 and 1999, respectively. Policy acquisition costs result from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements.

The Predecessor implemented Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", in the first quarter of 1999. With the adoption of SOP 98-5, the Predecessor expensed certain start-up costs associated with the redomestication as incurred (see discussion detailing the redomestication below). Previously, the Predecessor had capitalized these costs to be expensed over a period of 60 months. The adoption of SOP 98-5 has been applied retroactively to the costs of start-up activities that were previously capitalized in order to determine their cumulative effect. The effect of the change for the three months ended March 31, 1999 was to decrease income before cumulative effect of a change in accounting principle by $29,722 (or $0.09 per share.) The adjustment necessary for retroactive application of SOP 98-5, amounting to $154,466 (net of tax), is included in net income for the three months ended March 31, 1999.

These fluctuations in premiums, losses and expenses combined to result in a net underwriting loss of $(928,462)for the first quarter of 2000 as compared to $(1,018,664) for the same period of 1999, a decrease of $90,202 or 8.9%.

Investment yield for the first quarter of 2000 was 5.4%, consisting of interest and dividend income, and represents an increase from the 4.9% return earned in the first quarter of 1999 and the 5.2% return earned throughout the rest of 1999. The higher yield trend in recent periods is attributable to the elimination in holdings of tax free municipal securities. Sales of securities during the first quarter of 2000 resulted in realized capital gains of $288,179 as compared to gains of $243,398 in the first quarter of 1999. Gains recorded in the first quarter of 2000 primarily related to sales of equities. Proceeds from these sales were subsequently reinvested in other equity securities.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2000, total invested assets amounted to $41,345,800, an increase of $2,064,543 or 5.3% from $39,281,257 at December 31, 1999. Cash balances decreased from $5,127,555 at December 31, 1999 to $3,048,679 at March 31, 2000,
a decrease of $2,078,876, or 40.5%. The amount of cash on hand fluctuates based on the timing of bond maturities. As bonds mature, the proceeds are temporarily placed in cash until they are reinvested. The ratio of cash and invested assets to total liabilities at March 31, 2000 was 1.69:1, compared to a ratio of 1.63:1 at March 31, 1999.

Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. Reinsurance balances payable represents current losses payable to the reinsurer. Beginning with the December 31, 1999 financial statements, these balances are presented on a net basis. At December 31, 1999, the balance was a net payable of $96,108 and at March 31, 2000, the balance was a net receivable of $129,929, an increase of $226,037. The net balance fluctuates due to timing of renewal premiums written, as well as remittances and receipts.

AMERINST INSURANCE GROUP, LTD.

The Registrant paid its nineteenth consecutive quarterly dividend of $0.65 per share during the first quarter of 2000.


YEAR 2000 READINESS

AIG was aware of the issues associated with the programming code in existing computer systems as the year 2000 approached. The "Year 2000" problem was due to computer programs being written using two digits rather than four to define the applicable year. Programs with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

The Company's operations are conducted through its management company, USA Offshore Management, Ltd. ("USAOM"). Prior to the redomestication of the company, Vermont Insurance Management, Inc. ("VIM") provided these services.

The majority of insurance transactions affecting the Company are originated by CNA, the company's primary insurance carrier, operating systems, with quarterly reporting to the Company. USAOM, VIM and CNA performed an extensive review of their hardware and software systems during 1999 and believed they were fully Year 2000 compliant.

Since January 1, 2000, the Company has not been made aware by USAOM, VIM or CNA of any non-compliance and believes that there has been no negative effect on its results due to the Year 2000 problem.

AMERINST INSURANCE GROUP, LTD.



REDOMESTICATION AND RESTRUCTURING

On December 2, 1999, the Company and its predecessor entity, AIIG, consummated an exchange transaction pursuant to an Exchange Agreement, in which AIIG transferred all of its assets and liabilities to the Company in exchange for newly issued common shares of the Company. AIIG was then liquidated and AIIG shareholders received, on a share-for-share basis, the newly issued common shares of the Company.

The primary purpose of AIIG and its subsidiary, AmerInst Insurance Company, an Illinois corporation ("AIIC"), had been to establish, for the benefit of accounting firms which are shareholders of the Company, an insurance company which over time could exert a stabilizing influence on the design, pricing, and availability of accountant's professional liability insurance. AIIC's sole business activity was to act as a reinsurer of professional liability insurance policies which are issued under the AICPA Plan.

As discussed in more depth in our Annual Report on Form 10-K for the fiscal year ending December 31, 1999, the principal purpose for the formation and operation of the Company and its wholly owned subsidiaries, including AmerInst Insurance Company, Ltd. ("AIC Ltd."), is to restructure AIIG's operations and change AIIG's domicile from Delaware to Bermuda. With its operations now based in Bermuda, the Company continues to pursue AIIG's mission and purpose.

AMERINST INSURANCE GROUP, LTD.

Item 6.   Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

     See Index to Exhibits immediately following the signature page.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERINST INSURANCE GROUP, LTD.
                                 ------------------------------
                                          (Registrant)



May 15, 2000   /s/ Janice E. Witkowski
               -------------------------------
               Janice E. Witkowski
               (Vice President and Chief Financial Officer,
               duly authorized to sign this Report in such
               capacity and on behalf of the Registrant.)

AMERINST INSURANCE GROUP, LTD.
INDEX TO EXHIBITS

Quarterly Period Ended March 31, 2000


Exhibit
Number    Description
------    -----------

3(i)      Memorandum of Association of the Company (1)
3(ii)     Bye-laws of the Company (1)
4.1       Section 47 of the Company's Bye-laws -- included in Exhibit
          3(ii) above
4.2       Statement of Share Ownership Policy, as Amended (9)
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4), 1995 placement slip (5), 1996 placement slip (6), 1997 placement slip (9), and 1998 placement slip (10) and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)
10.5 Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997 (7), Addenda to Management Agreement dated July 1, 1997 (8) and Addenda to Management Agreement dated July 1, 1998 (10)
10.6 Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7 Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)
10.8 Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (10)
10.9 Exchange Agreement between the Company the AIG Ltd., dated as of January 20, 1999 (1)
10.10 Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
10.11 Value Plan Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
16        Letter regarding change in Certifying Accountant (1)
21        Subsidiaries of the Registrant (1)
23        Consent of Independent Accountants (11)
27        Financial Data Schedule (Filed Herewith)
--------------------------

(1) Filed with the Company's Registration Statement on Form S-4, Registration No. 333-64929 and incorporated herein by reference.

(2) Filed with the AIIG's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

(3) Filed with the AIIG's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(4) Filed with the AIIG's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(5) Filed with the AIIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(6) Filed with the AIIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(7) Filed with the AIIG's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(8) Filed with the AIIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.

(9) Filed with AIIG's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(10) Filed with AIIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

(11) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.